Form 10-Q
period 1995-03-31
GOLDEN OIL CO /DE/
filed 1995-05-15
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1995
                                       OR

[  ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

                          COMMISSION FILE NUMBER 0-9946

                               GOLDEN OIL COMPANY
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   84-0836562
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

550 Post Oak Boulevard, Suite 550, Houston, Texas             77027
   (Address of principal executive offices)                 (Zip Code)

                                 (713) 622-8492
               (Registrants telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      [X]      NO  [ ]

        As of May 1, 1995, the Registrant had outstanding 1,404,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B convertible common stock, par value $.01 per share.

                                    CONTENTS




PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1    Financial Statements

   --     Consolidated Statements of Operations ..........................    3

   --     Consolidated Balance Sheets ....................................    4

   --     Consolidated Statements of Cash Flows ..........................    6

   --     Notes to Consolidated Financial Statements .....................    8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..................   11

PART II. OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K ...............................   15

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1995           1994
                                                    -----------     -----------
Revenues:
   Oil and gas production ......................    $   327,353     $   362,214
   Other .......................................          8,220           6,131
                                                    -----------     -----------
                  Total revenues ...............        335,573         368,345
                                                    -----------     -----------
Costs and expenses:
   Production costs ............................        198,586         275,345
   Depreciation, depletion and
     amortization ..............................        130,189         175,978
   General and administrative ..................         92,001         134,010
                                                    -----------     -----------
                  Total costs and expenses .....        420,776         585,333
                                                    -----------     -----------
Gain (loss) on sale of property,
    equipment and other assets .................          8,000            (429)
Interest expense ...............................         (9,216)        (13,885)
Other income (expense) .........................         (1,288)        (12,759)
                                                    -----------     -----------
Net earnings (loss) ............................    $   (87,707)    $  (244,061)
                                                    ===========     ===========
Net earnings (loss) per
  common share .................................    $      (.06)    $      (.17)
                                                    ===========     ===========
Weighted average number of
   common shares and common
      share equivalents outstanding ............      1,404,291       1,404,291
                                                    ===========     ===========
                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                       MARCH 31,    DECEMBER 31,
         ASSETS                                          1995          1994
                                                     -----------    -----------
Current assets:
   Cash and cash equivalents .....................   $     7,744    $    92,609
   Short-term investments ........................        23,528         23,528
   Accounts receivable, net ......................       442,078        461,619
   Prepaid expenses and other ....................        70,802         44,183
                                                     -----------    -----------
                  Total current assets ...........       544,152        621,939
                                                     -----------    -----------
Property and equipment, at cost:
   Oil and gas properties
    (using the successful efforts
      method of accounting)
        Producing properties .....................     5,853,999      5,994,169
        Non-producing properties .................       105,000        105,000
                                                     -----------    -----------
                  Total oil and gas properties ...     5,958,999      6,099,169
                                                     -----------    -----------
Pipeline, field and other well
   equipment .....................................       281,026        280,982
Other property and equipment .....................       461,125        455,610
                                                     -----------    -----------
                                                       6,701,150      6,835,761
Less accumulated depreciation,
   depletion and amortization ....................    (3,075,857)    (3,085,838)
                                                     -----------    -----------
   Net property and equipment ....................     3,625,293      3,749,923
                                                     -----------    -----------
Investment in commercial realty ..................       226,064        228,076
Other assets .....................................         1,481          1,481
                                                     -----------    -----------
                                                     $ 4,396,990    $ 4,601,419
                                                     ===========    ===========
                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)
                                                     MARCH 31,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1995            1994
                                                   ------------    ------------
Current liabilities:
   Notes payable and
     current portion of long-term debt .........   $    333,737    $    389,237
   Accounts payable ............................      1,159,453       1,222,417
   Accrued expenses ............................        114,027         112,285
                                                   ------------    ------------

         Total current liabilities .............      1,607,217       1,723,939
                                                   ------------    ------------

Other liabilities ..............................         37,214          37,214

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01;
     authorized 10,000,000 shares, none issued .           --              --
   Common stock, par value $.01;
     authorized 15,000,000 shares,
     issued and outstanding 1,404,291
     shares at March 31, 1995 and
     December 31, 1994 .........................         14,043          14,043
   Class B convertible common stock,
     par value $.01; authorized 3,500,000
     shares, issued and outstanding
     22,254 shares at March 31,1995
     and December 31, 1994 .....................            223             223
Additional paid-in capital .....................     13,819,679      13,819,679
Accumulated deficit ............................    (11,081,386)    (10,993,679)
                                                   ------------    ------------

         Total stockholders' equity ............      2,752,559       2,840,266
                                                   ------------    ------------

                                                   $  4,396,990    $  4,601,419
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                          1995           1994
                                                        ---------     ---------
Cash flows from operating activities:
   Net earnings (loss) .............................    $ (87,707)    $(244,061)
   Adjustments to reconcile net
     income to net cash provided
       by operating activities:
     Depreciation, depletion
       and amortization ............................      130,189       175,978
     Equity in net loss of
        investment in commercial realty ............        2,012          --
      (Gain) loss on sale of property
        and equipment ..............................       (8,000)          429
      (Gain) loss on sale of long term
         investments ...............................         --          12,759
      Changes in components of working capital:
         (Increase) decrease in accounts
           receivable, net .........................       19,541       (13,670)
         (Increase) decrease in prepaid
           expenses and other ......................      (26,619)      (32,418)
         Increase (decrease) in accounts
           payable .................................      (62,964)      (34,295)
         Increase (decrease) in other
           liabilities .............................         --          (2,067)
         Increase (decrease) in accrued
           expenses ................................        1,742          (252)
                                                        ---------     ---------
         Net cash provided by (used
            in) operating activities ...............    $ (31,806)    $(137,597)
                                                        ---------     ---------

                                  (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          1995           1994
                                                       --------       ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment ..............................      $  8,000       $  74,650
   Additions of other property and
     equipment ..................................        (5,559)         (3,268)
   Decrease (increase) in short-term
     investments ................................          --              (179)
   Decrease (increase) in other assets ..........          --            30,573
                                                       --------       ---------

   Net cash provided by (used in)
     investing activities .......................      $  2,441       $ 101,776
                                                       --------       ---------

Cash flows from financing activities:
   Payment of long-term debt ....................       (55,500)        (74,000)
                                                       --------       ---------

   Net cash provided by (used in)
     financing activities .......................      $(55,500)      $ (74,000)
                                                       --------       ---------

Net increase (decrease) in cash and
   cash equivalents .............................       (84,865)       (109,821)
Cash and cash equivalents at
   beginning of period ..........................        92,609         262,553
                                                       --------       ---------
Cash and cash equivalents at
   end of period ................................      $  7,744       $ 152,732
                                                       ========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid for interest expense was $4,075 and $11,389 for the three months ended March 31, 1995 and 1994, respectively. No cash was paid for income taxes during the same corresponding periods.

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of Golden Oil Company ("Golden" or "Company") for the year ended December 31, 1994, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

                  The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of a full year of operations. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

         RECLASSIFICATIONS

                  Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1995 Consolidated Financial Statements with no effect on reported results of operations.

         ACCOUNTS RECEIVABLE

                  Amounts shown as accounts receivable are net of $35,000 at March 31, 1995 and December 31, 1994 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary.

         INVESTMENTS

                  The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS" 115) effective January 1, 1994. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximates market value. The Company's short-term investments at March 31, 1995 and December 31, 1994 consisted of a certificate of deposit held by a federally insured bank.

                  Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market.

                  The Company holds approximately a 23% interest in its headquarters office building. The Company accounts for its investment using the equity method and recognizes its pro rata share of net income currently in operations.

(2)      AGREEMENTS TO PURCHASE OIL AND GAS PROPERTIES

                  During the fourth quarter of 1993, the Company entered into an agreement to purchase proved producing reserves in the State of New Mexico. The New Mexico properties are located, respectively, adjacent to and within acreage operated by Golden Operating Company, a subsidiary of the Company, in its South Lindrith Field.

                  The Company intends to close the purchase of the New Mexico properties using its own funds, including borrowings, formation of joint ventures, sales of interests to limited or industry partners or other financing methods, if necessary. However, there can be no guarantee that the Company will be able to perform as required. If the Company were to fail to complete the purchase, it would forfeit non-refundable deposits on the properties of $42,000 of its total purchase price. The purchase price is currently subject to adjustment for production since the original effective date of the agreement and other factors.

                  If none of the foregoing transactions are completed the Company would recognize charges to operations of approximately $66,000 incurred in connection with such acquisition.

(3)      CERTAIN FIXED PRICE SALE AGREEMENTS

                  In order to better protect the Company from possible recurrence of sudden drops in oil and gas prices, during the first quarter of 1995 the Company entered into fixed price agreements with two principal purchasers of its oil production.

         Under the agreements, the Company has covered approximately eighty percent (80%) of its current average daily production at prices, net of all transport charges or "basis differential" adjustments, of $17.00 per barrel. The agreements, which may be extended or modified, are for an initial term through at least March 1, 1996.

(4)      STRATEGIC CONSIDERATIONS

                  In earlier stages of its development, the Company's strategic emphasis focused on oil and gas exploration. As a result of this strategy, in the mid 1970's the South Dog Creek field was discovered by the Company by Mr. A.M. Alloway, a leader in the development of production in Osage County, Oklahoma. In recent years, the Company has concentrated on plans for secondary development of reserves in Osage County, and also on establishing a broader scope of operations and greater geographic and production diversity. As a result, the Company has completed extensive engineering and regulatory work related to the South Dog Creek field, and has diversified through the acquisition of operations and production in other areas, particularly the San Juan Basin of New Mexico.

                  During late 1993 and 1994, the Company further diversified through acquisition of a limited interest in a commercial office building in Houston, Texas. The Company is actively reviewing more substantial transactions outside the energy sector, including real estate and financial services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES

         Golden Oil Company is a diversified company whose current operations emphasize oil and gas production and development. Over the last several years, the Company has substantially increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors, including real estate and financial services. To date only limited investment has been made in such business sectors. However, the Company is actively reviewing more substantial transactions outside the energy sector.

         The Company's operations during 1994 and to date during 1995 were funded primarily through existing working capital, borrowings under its credit facilities, sale of scattered nonstrategic oil and gas properties, and internally generated funds from operating activities. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, in order to complete development of its present undeveloped reserves, pending and anticipated acquisitions and to further its business plan, the Company will require additional financing. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, one use of proceeds will be to improve the Company's working capital position. In addition, the Company plans to restructure and extend its scheduled maturities of indebtedness.

         The Company maintains credit agreements with certain banks for the purpose of acquiring oil and gas properties, maintaining working capital and outlays for capital expenditures. The Company maintains promissory notes with a bank in the aggregate amount of $525,000 under which the Company had an outstanding amount of $114,000 at March 31, 1995. The terms of the credit agreement require payments, including principal and interest, of $18,500 each month through November 1, 1995. The Company also maintains a $100,000 line of credit with the same bank. At March 31, 1995, the Company has borrowed $70,000 under the line of credit. Upon expiration of this line of credit, the Company expects the principal amount outstanding will be amortized over a period of not less than one year. The Company also maintains a $150,000 line of credit with another bank. At March 31, 1995, the Company had borrowed $149,737 of the total amount available under the line of credit. Upon expiration of this credit line, the Company is obligated to amortize the principal outstanding over a period not to exceed two years.
                                       11

         Cash flows from operating activities was ($31,806) for the first quarter of 1995 compared to ($137,597) for the first quarter of 1994. The increase from the first quarter of 1994 primarily reflects an increase in average oil prices received in the first quarter of 1995 from the first quarter of 1994, partially offset by a decline in production volumes due to the sale of certain nonstrategic properties during 1994. During the first quarter of 1995, the Company obtained fixed prices at an average net price of approximately $17.00 per barrel on the majority of its oil production. The fixed price of $17.00 represents an increase of $3.90 per barrel compared to an average price of $13.10 per barrel received in the first quarter of 1994. The Company believes revenues generated under the fixed price arrangements and the effect of reductions in corporate overhead during the past two quarters will generate cash flows sufficient to meet its operating and capital requirements.

         At March 31, 1995, the Company had a working capital deficit of $1,063,065 and a current ratio of .34 to 1.00 compared to a working capital deficit of $1,102,000 and a current ratio of .36 to 1.00 as of December 31, 1994. The decrease in the working capital deficit at March 31, 1995 primarily results from the reduction in the Company's current portion of long-term debt. At March 31, 1995, the Company's remaining debt obligations are reflected in current liabilities, thus the ongoing payment of its scheduled principal reductions of approximately $18,500 per month are expected to continue to reduce the working capital deficit in 1995.

         Due to factors including changes in tax laws, adverse changes in the economics of exploration drilling and the availability to the Company of alternative uses of capital, during the late 1980's, the Company curtailed exploration activities. If the Company commences such programs in the future, it intends to continue its previous policy of sharing exploration risks with third party drilling participants. Certain of the Company's oil and gas leases provide for ongoing drilling arrangements for periodic development of proved reserves. The Company's principal development obligations under such agreements have been suspended pending clarification of title assignments on certain federal leases. The Company expects to obtain drilling participations form industry partners so as to reduce the amount of the Company's required drilling commitments. The Company believes that conditions in the independent oil and gas industry may continue to generate opportunities to expand its scope of operations through corporate transactions.
                                       12

         RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995 WITH THE THREE MONTHS ENDED MARCH 31, 1994.

         REVENUES

         Revenues from oil and gas production decreased from $362,214 during the first three months of 1994 to $327,353 in the first three months of 1995, a decrease of $34,861 (10%). The primary reason for the decrease was due to a decline in the average production volumes in the first quarter of 1995 as a result of the sale of certain scattered nonstrategic properties during the second, third, and fourth quarters in 1994. The production volume declines were partially offset by the increase in average oil price postings of $3.90 per barrel from $13.10 per barrel for the first quarter of 1994 to $17.00 per barrel in the first quarter of 1995. Additionally, in February and March 1995, the Company entered into certain fixed price arrangements at an average net price of approximately $17.00 per barrel for the majority of its oil production for a period through March 1996.

         Gain on sale of property and equipment during the first three months of 1995 of $8,000 is due to the sale of certain scattered, nonstrategic properties in 1995. Net proceeds to the Company from such sales were $8,000.

         COSTS AND EXPENSES

         Oil and gas production costs decreased from $275,345 for the first three months of 1994 to $198,586 for the first three months of 1995, a decrease of $76,759, due primarily to decreases in field operating expenses related to properties sold in 1994. General and administrative expenses decreased from $134,010 for the first quarter of 1994 to $92,001 for the first quarter of 1995, a decrease of $42,009. The decrease is primarily attributable to reductions in personnel and corporate overhead made during the fourth quarter of 1994 and the first quarter of 1995.

         Depreciation, depletion, and amortization expense decreased $45,789 from $175,978 for the first quarter of 1994 to $130,189 for the comparable period of 1995 due primarily to disposals of certain nonstrategic properties during 1994 and the first quarter of 1995.

         The decrease in interest expense of $4,669 from $13,885 for the first quarter of 1994 compared to $9,216 for the first quarter of 1995 is due to a decrease in average aggregate amounts outstanding for borrowings under the Company's financing arrangements.
                                       13

         Other income (expense) was a net expense of ($1,288) for the first three months of 1995, compared to net expense of ($12,759) for the first three months of 1994. The net expense of ($12,759) during the first quarter of 1994 is due to a loss on the sale of a long-term investment.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended March 31, 1995 of $87,707 compared to a net loss of $244,061 for the same period of 1994.

                                       14

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                    (a)    Exhibits

                              None.

                    (b)    Reports on Form 8-K
                              None.
                                       15

                               GOLDEN OIL COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GOLDEN OIL COMPANY



Date:    May  12, 1995                      By:      /S/ RALPH T. MCELVENNY, JR.
                                                         Chief Executive Officer

                                            By:      /S/ JEFFREY V. HOUSTON
                                                         Chief Financial and
                                                         Accounting Officer
                                       16