Form 10-Q
period 1995-06-30
GOLDEN OIL CO /DE/
filed 1995-08-15
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended JUNE 30, 1995

                                       OR

  [ ]             TRANSACTION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _______________

                          COMMISSION FILE NUMBER 0-9946

                               GOLDEN OIL COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  84-0836562
(State or other jurisdiction of incorporation          (I.R.S. Employer
            or organization)                          Identification No.)

550 POST OAK BOULEVARD, SUITE 550, HOUSTON, TEXAS           77027
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

YES [X] NO [ ]

      As of August 1, 1995, the Registrant had outstanding 1,404,291 shares of Common Stock, par value $.01 per share and 22,254 shares of Class B Common Stock, par value $.01 per share.

                                    CONTENTS
                                                                         Page
                                                                         ----
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        - Consolidated Statements of Operations .........................   3

        - Consolidated Balance Sheets ....................................  5

        - Consolidated Statements of Cash Flows ..........................  7

        - Notes to Consolidated Financial Statements .....................  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................... 12

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................. 18

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                 ------------------------------
                                                    1995               1994
                                                 -----------        -----------
Revenues:
   Oil and gas production ................       $   308,693        $   466,897
   Other .................................             8,680             10,365
                                                 -----------        -----------
        Total revenues ...................           317,373            477,262
                                                 -----------        -----------
Costs and expenses:
   Production costs ......................           205,920            353,275
   Depreciation, depletion and
     amortization ........................           130,221            149,513
   General and administrative ............            95,606            149,759
                                                 -----------        -----------
        Total costs and expenses .........           431,747            652,547
                                                 -----------        -----------
                                                    (114,374)          (175,285)
Gain (loss) on sale of property,
   equipment and other assets ............               337              8,119
Interest expense .........................            (9,795)           (10,588)
Other income (expense) ...................              (753)              --
                                                 -----------        -----------
Net earnings (loss) ......................       $  (124,585)       $  (177,754)
                                                 -----------        -----------
Net earnings(loss) per
   common share ..........................       $      (.09)       $      (.13)
                                                 -----------        -----------
Weighted average number of
   common shares and common
   share equivalents outstanding .........         1,404,291          1,404,291
                                                 -----------        -----------

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                 ------------------------------
                                                    1995                1994
                                                 -----------        -----------
Revenues:
   Oil and gas production ................       $   636,046        $   829,112
   Other .................................            16,900             16,496
                                                 -----------        -----------
        Total revenues ...................           652,946            845,608
                                                 -----------        -----------
Costs and expenses:
   Production costs ......................           404,506            628,620
   Depreciation, depletion and
     amortization ........................           260,410            325,490
   General and administrative ............           187,607            283,769
                                                 -----------        -----------
        Total costs and expenses .........           852,523          1,237,879
                                                 -----------        -----------
                                                    (199,577)          (392,271)
Gain (loss) on sale of property,
   equipment and other assets ............             8,337              7,690
Interest expense .........................           (19,011)           (24,473)
Other income (expense) ...................            (2,041)           (12,759)
                                                 -----------        -----------
Net earnings (loss) ......................       $  (212,292)       $  (421,813)
                                                 -----------        -----------
Net earnings(loss) per
   common share ..........................       $      (.15)       $      (.30)
                                                 -----------        -----------
Weighted average number of
   common shares and common
   share equivalents outstanding .........         1,404,291          1,404,291
                                                 -----------        -----------

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    JUNE 30,        DECEMBER 31,
      ASSETS                                          1995              1994
                                                   -----------      -----------
Current assets:
   Cash and cash equivalents .................     $    85,803      $    92,609
   Short-term investments ....................          24,030           23,528
   Accounts receivable, net ..................         430,939          461,619
   Prepaid expenses and other ................          51,508           44,183
                                                   -----------      -----------
      Total current assets ...................         592,280          621,939
                                                   -----------      -----------
Property and equipment, at cost:
   Oil and gas properties
   (using the successful efforts
   methods of accounting)
          Producing properties ...............       5,866,276        5,994,169
          Non-producing properties ...........         105,000          105,000
                                                   -----------      -----------
        Total oil and gas properties .........       5,971,276        6,099,169
                                                   -----------      -----------
Pipeline, field and other well
   equipment .................................         280,004          280,982
Other property and equipment .................         460,975          455,610
                                                   -----------      -----------
                                                     6,712,255        6,835,761
Less accumulated depreciation,
   depletion and amortization ................      (3,206,078)      (3,085,838)
                                                   -----------      -----------
   Net property and equipment ................       3,506,177        3,749,923
                                                   -----------      -----------
Investment in commercial realty ..............         224,051          228,076
Other assets .................................           1,481            1,481
                                                   -----------      -----------
                                                   $ 4,323,989      $ 4,601,419
                                                   -----------      -----------

                                  (Continued)

                See Notes to Consolidated Financial Statements.

                                   (UNAUDITED)

                                                     JUNE 30,       DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1995            1994
                                                  ------------     -------------
Current liabilities:

   Notes payable and
     current portion of long-term debt .......    $    174,908     $    389,237
   Accounts payable ..........................       1,287,536        1,222,417
   Accrued expenses ..........................          93,028          112,285
                                                  ------------     ------------
        Total current liabilities ............       1,555,472        1,723,939
                                                  ------------     ------------
Long-term debt ...............................         103,329             --
Other liabilities ............................          37,214           37,214

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01;
     authorized 10,000,000 shares,
     none issued .............................            --               --
   Common stock, par value $.01;
     authorized 15,000,000 shares,
     issued and outstanding 1,404,291
     shares at June 30, 1995 and
     December 31, 1994 .......................          14,043           14,043
   Class B common stock,
     par value $.01; authorized 3,500,000
     shares, issued and outstanding
     22,254 shares at June 30, 1995
     and December 31, 1994 ...................             223              223
Additional paid-in capital ...................      13,819,679       13,819,679
Accumulated deficit ..........................     (11,205,971)     (10,993,679)
                                                  ------------     ------------
        Total stockholders' equity ...........       2,627,974        2,840,266
                                                  ------------     ------------
                                                  $  4,323,989     $  4,601,419
                                                  ------------     ------------

                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         1995           1994
                                                      ---------       ---------
Cash flow from operating activities:

Net earnings (loss) ............................      $(212,292)      $(421,813)
Adjustments to reconcile net
  income to net cash provided
    by operating activities:
  Depreciation, depletion
    and amortization ...........................        260,410         325,490
  Equity in net loss of
    investments in commercial realty ...........          4,025            --
  (Gain) loss on sale of property
    and equipment ..............................         (8,337)         (7,690)
  (Gain) loss on sale of long term
    investments ................................           --            12,759
  Changes in components of working
    capital:
    (Increase) decrease in accounts
      receivable, net ..........................         30,680        (124,103)
    (Increase) decrease in prepaid
      expenses and other .......................         (7,325)        (25,840)
    Increase (decrease) in accounts
      payable ..................................         65,119          49,106
    Increase (decrease) in other
      liabilities ..............................           --            (2,067)
    Increase (decrease) in accrued
      expenses .................................        (19,257)          5,736
                                                      ---------       ---------
Net cash provided by (used
  in) operating activities .....................      $ 113,023       $(188,422)
                                                      ---------       ---------

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         1995           1994
                                                      ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment .............................      $   9,500       $ 162,976
   Additions of oil and gas properties .........        (12,277)           --
   Additions of other property and
     equipment .................................         (5,550)        (18,226)
   Decrease (increase) in short-term
     investments ...............................           (502)           (381)
   Decrease (increase) in other assets .........           --            30,573
                                                      ---------       ---------
Net cash provided by (used in)
  investing activities .........................      $  (8,829)      $ 174,942
                                                      ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of
     long-term debt ............................           --            25,000
   Payment of long-term debt ...................       (111,000)       (155,500)
                                                      ---------       ---------
Net cash provided by (used in)
  financing activities .........................      $(111,000)      $(130,500)
                                                      ---------       ---------
Net increase (decrease) in cash and
   cash equivalents ............................         (6,806)       (143,980)
Cash and cash equivalents at
   beginning of period .........................         92,609         262,553
                                                      ---------       ---------
Cash and cash equivalents at
   end of period ...............................      $  85,803       $ 118,573
                                                      ---------       ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest expense was $24,722 and $20,920 for the six months ended June 30, 1995 and 1994, respectively. No cash was paid for income taxes during the corresponding periods.

                See Notes to Consolidated Financial Statements.

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

      ACCOUNTS RECEIVABLE

            Amounts shown as accounts receivable are net of $35,000 at June 30, 1995 and December 31, 1994 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary.

      INVESTMENTS

            The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS" 115) effective January 1, 1994. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximates market value. The Company's short-term investments at December 31, 1994 and 1993 consisted of a certificate of deposit held by a federally insured bank.

            Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market.

            The Company holds approximately a 23% interest in its headquarters office building. The Company accounts for its investment using the equity method and recognizes its pro rata share of net income or loss in its current operating statements.

(2)   CERTAIN FIXED PRICE SALE AGREEMENTS

            In order to better plan the Company's operations and to protect against sudden declines in oil and gas prices as experienced in late 1993 and the first half of 1994, during the first quarter of 1995 the Company entered into fixed price agreements with two principal purchasers of its oil production. Under such agreements, the Company has contracted for the sale of approximately eighty percent of its current average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $17.00 per barrel. The agreements, which may be extended or modified, are for an initial term through at least March 1, 1996.

(3)   DEVELOPMENT OF SOUTH DOG CREEK FIELD

            During the second quarter of 1995, the Company began the initial field work to implement a waterflood development program at its South Dog Creek field in Osage County, Oklahoma. The Company has issued invoices to all working interest owners for payment of their pro-rata share of such initial costs. Gross capital expenditures for the initial phase are expected to be approximately $135,000. Fieldwork on the initial phase of the waterflood plan will continue through the third quarter. Although fieldwork has begun, the Company does not anticipate increases in production volumes from the South Dog Creek field until further development occurs.
                                 Page 10 of 19

(4)   AGREEMENTS TO PURCHASE OIL AND GAS PROPERTIES

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

(5)   STRATEGIC CONSIDERATIONS

            In earlier stages of its development, the Company's strategic emphasis focused on oil and gas exploration. As a result of this strategy, in the mid 1970's the South Dog Creek field was discovered by Mr. A.M. Alloway, the founder of Golden Oil Company and a leading explorationist, in Osage County, Oklahoma. In recent years, the Company has concentrated on plans for secondary development of reserves in Osage County, while also establishing a broader scope of operations and greater geographic and production diversity. As a result, the Company has completed extensive engineering and regulatory work related to the South Dog Creek field, and has diversified through the acquisition of operations and production in other areas, particularly the San Juan Basin of New Mexico.

                                 Page 11 of 19

            During late 1993 and 1994, the Company further diversified through acquisition of a limited interest in the commercial office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing more substantial transactions outside the energy sector, including real estate and financial services. While these sectors appear to offer more attractive long-term opportunities than are offered by the oil and gas sector currently, the Company's ability to enter into a material transaction in those or other sectors involves a number of factors which at this time are unresolved. Such factors include the degree of success in the Company's development of its reserves classified in the Company's development of its reserves classified as proved undeveloped, the trends of both oil and gas prices, and the availability of financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Golden Oil Company is a diversified company whose current operations emphasize oil and gas production and development. Over the last several years, the Company increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors, including real estate and financial services. To date, limited investment has been made in such business sectors. However, the Company is actively reviewing more substantial transactions outside the energy sector.

      The Company's operations during 1994 and to date during 1995 were funded primarily through existing working capital, borrowings under its credit facilities, sale of scattered nonstrategic oil and gas properties, and internally generated funds from operating activities. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, in order to complete development of its present undeveloped reserves, pending and anticipated acquisitions and to further its business plan, the Company will require additional financing. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, one use of proceeds will be to improve the Company's working capital position. In addition, during the second quarter of 1995, the Company restructured and extended its scheduled maturities of indebtedness.
                                 Page 12 of 19

      The Company maintains credit agreements with certain banks for the purpose of acquiring oil and gas properties, maintaining working capital and outlays for capital expenditures. The Company had received a credit from a commercial bank in the aggregate principal amount of $525,000 of which $58,500 remained outstanding at June 30, 1995. The terms of the credit agreement require payments, including principal and interest, of $18,500 each month through November 1, 1995. The Company also maintains a $100,000 line of credit with the same bank. At June 30, 1995, the Company has borrowed $70,000 under the line of credit. Upon expiration of this line of credit, the Company expects that the principal amount outstanding will be amortized over a period of not less than one year. The Company also maintains a $150,000 line of credit with another bank, under which it had borrowed $149,737 at June 30, 1995. Upon expiration of this credit line, the Company is obligated to amortize the principal outstanding over a period not to exceed two years.

      Cash flows generated by operating activities was $113,021 for the first six months of 1995 compared to ($188,422) for the first six months of 1994. The increase from the first six months of 1994 primarily reflects an increase in average oil prices received in the first six months of 1995 from the first six months of 1994, partially offset by a decline in production volumes due to the sale of certain nonstrategic properties during 1994. In addition, the Company has made substantial reductions in corporate overhead, both through reductions in personnel and fees for outside services.

      During the first quarter of 1995, the Company obtained fixed prices at an average net price of approximately $17.00 per barrel on the majority of its oil production. The fixed price of $17.00 represents an increase of $1.70 per barrel compared to an average price of $15.30 per barrel received in the first six months of 1994. The Company believes revenues generated under the fixed price arrangements and the effect of reductions in corporate overhead during the past two quarters will generate cash flows sufficient to meet its operating and capital requirements.

      During the second quarter of 1995, the Company began the initial field work to implement the South Dog Creek waterflood plan. The Company has issued invoices to all working interest owners for their pro rata share of waterflood costs for the initial fieldwork. Gross capital expenditures for the initial phase are expected to be approximately $135,000. Field work on the initial phase of the waterflood plan will continue through the third quarter. Although fieldwork has begun, the Company does not anticipate any significant increases in production volumes from the South Dog Creek field until further development occurs.
                                 Page 13 of 19

      At June 30, 1995, the Company had a working capital deficit of $963,192 and a current ratio of .38 to 1.00 compared to a working capital deficit of $1,102,000 and a current ratio of .36 to 1.00 as of December 31, 1994. The decrease in the working capital deficit at June 30, 1995 primarily results from reduction in the Company's current portion of long-term debt. At June 30, 1995, the Company's remaining debt obligations are reflected in current liabilities. Accordingly, ongoing payments of its scheduled principal reductions of approximately $18,500 per month are expected to continue to reduce the working capital deficit in 1995. Additionally, the Company signed an agreement to amortize one line of credit over a period of two years beginning in November 1995. As a result, only the principal payments due through June 30, 1996 are included in the current portion of long-term debt.

      Due to factors including changes in tax laws, adverse changes in the economics of exploration drilling and the availability to the Company of alternative uses of capital, during the late 1980s the Company curtailed exploration activities. If the Company commences such programs in the future, it intends to continue its previous policy of sharing exploration risks with third party drilling participants. Certain of the Company's oil and gas leases provide for ongoing drilling arrangements for periodic development of proved reserves. The Company's principal development obligations under such agreements have been suspended pending clarification of title assignments on certain federal leases. The Company expects to obtain drilling participations from industry partners so as to reduce the amount of the Company's required drilling commitments. The Company believes that conditions in the independent oil and gas industry may continue to generate opportunities to expand its scope of operations through corporate transactions.
                                 Page 14 of 19

      RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 WITH THE THREE MONTHS ENDED JUNE 30, 1994.

      REVENUES

      Revenues from oil and gas production decreased from $466,897 during the second quarter of 1994 to $308,693 in the comparable 1995 quarter, a decrease of $158,204 (34%). The decrease is primarily attributable to the sale of certain scattered nonstrategic properties during the second, third, and fourth quarters in 1994. Additionally, gas price decreased $.62 per mcf from $1.57 per mcf during the second quarter of 1994 to $.95 per mcf during the second quarter of 1995. This was partially offset by the increase of average oil postings of $2.27 per barrel from $14.87 per barrel for the second quarter of 1994 to $17.14 for the same period in 1995.

      Other revenue was $8,680 for the second quarter of 1995 compared to $10,365 for the comparable period in 1994, primarily due to a decrease in gathering fees as a result of the decline in production volumes.

      COSTS AND EXPENSES

      Oil and gas production costs decreased by $147,355 from $353,275 for the second quarter of 1994 to $205,920 for the same period in 1995 due primarily to decreases in field operating expenses as a result of the sale of certain scattered, nonstrategic wells during the second, third and fourth quarters of 1994. General and administrative expenses decreased by $54,153 from $149,759 for the second quarter of 1994 to $95,606 for the same period in 1995. The decrease is primarily attributable to reductions in personnel and corporate overhead made during the fourth quarter of 1994 and the first quarter of 1995.

      Depreciation, depletion and amortization expenses decreased from $149,513 for the second quarter of 1994 to $130,221 for the comparable period of 1995 due primarily to disposal of certain nonstrategic properties during the second, third and fourth quarters of 1994. In addition, during the second quarter of 1994, certain properties became fully depleted for book purposes although such wells have continuing production.

      Gain on sale of property and equipment during the second quarter of 1995 of $337 reflects the sale of field equipment. Interest expense decreased by $793 from $10,588 for the second quarter of 1994 to $9,795 for the same period in 1994.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended June 30, 1995 of $124,585 compared to a net loss of $177,754 for the same period of 1994.

      RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995 WITH THE SIX MONTHS ENDED JUNE 30, 1994.

      REVENUES

      Revenues from oil and gas production decreased from $829,112 during the first six months of 1994 to $636,046 in the first six months of 1995, a decrease of $193,066 (23%). The primary reason for the decrease was due to a decline in the average production volumes in the first six months of 1995 as a result of the sale of certain scattered nonstrategic properties during the second, third, and fourth quarters in 1994. The production volume declines and gas price declines were partially offset by the increase in average oil price postings of $3.32 per barrel from $14.10 per barrel for the first six months of 1994 to $17.42 per barrel in the first six months of 1995. Additionally, during February and March 1995 the Company entered into certain fixed price arrangements at an average net price of approximately $17.00 per barrel for the majority of its oil production for a period through March 1996. Also, the average price per mcf of gas decreased by approximately $.47 per mcf from $1.42 per mcf for the first six months of 1994 to $.95 per mcf for the same period in 1995.

      COSTS AND EXPENSES

      Oil and gas production costs decreased from $628,620 for the first six months of 1994 to $404,506 for the first six months of 1995, a decrease of $224,114, reflecting decreases in field operating expenses related to properties sold in 1994. General and administrative expenses decreased from $283,769 for the first six months of 1994 to $187,607 for the same period in 1995, a decrease of $96,162. The decrease is primarily attributable to reductions in personnel and corporate overhead made during the fourth quarter of 1994 and the first quarter of 1995.

      Depreciation, depletion, and amortization expense decreased $65,080 from $325,490 for the first six months of 1994 to $260,410 for the comparable period of 1995 due primarily to disposals of certain nonstrategic properties during 1994 and the first quarter of 1995.

      Gain on sale of property and equipment during the first six months of 1995 of $8,337 is due to the sale of certain scattered, nonstrategic properties in 1995. Net proceeds to the Company from such sales were $9,500.

      The decrease in interest expense of $5,462 from $24,473 for the first six months of 1994 compared to $19,011 for the first six months of 1995 is due to a decrease in average aggregate amounts outstanding for borrowings under the Company's financing arrangements.

      Other income (expense) reflects a net expense of $2,041 for the first six months of 1995, compared to net expense of $12,759 for the first six months of 1994. The net expense of ($12,759) during the first quarter of 1994 is due to a loss on the sale of a long-term investment.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the six months ended June 30, 1995 of $212,292 compared to a net loss of $421,813 for the same period of 1994.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

              (a) Exhibits

                     None.

              (b) Reports on Form 8-K

                     None.
                                 Page 18 of 19

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