Form 10-Q
period 1995-09-30
GOLDEN OIL CO /DE/
filed 1995-11-16
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                       OR

     [ ]          TRANSACTION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________________

                          Commission File Number 0-9946

                               GOLDEN OIL COMPANY
             (Exact name of registrant as specified in its charter)

           Delaware                                    84-0836562
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

550 Post Oak Boulevard, Suite 550, Houston, Texas                 77027
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

YES [X]    NO [ ]

          As of November 1, 1995, the Registrant had outstanding 1,404,291 shares of Common Stock, par value $.01 per share and 22,254 shares of Class B Common Stock, par value $.01 per share.

                                    CONTENTS

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         -   Consolidated Statements of Operations...................      3

         -   Consolidated Balance Sheets.............................      5

         -   Consolidated Statements of Cash Flows...................      7

         -   Notes to Consolidated Financial Statements..............      9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............     13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................     20

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  -----------------------------
                                                      1995              1994
                                                  -----------       -----------
Revenues:
   Oil and gas production ..................      $   293,631       $   428,609
   Other ...................................            8,500             5,992
                                                  -----------       -----------
        Total revenues .....................          302,131           434,601
                                                 -----------       -----------
Costs and expenses:
   Production costs ........................          203,989           256,268
   Depreciation, depletion and
     amortization ..........................          131,045           148,884
   General and administrative ..............          127,245           195,245
                                                  -----------       -----------
        Total costs and expenses ...........          462,279           600,397
                                                  -----------       -----------
                                                     (160,148)         (165,796)
Gain (loss) on sale of property,
   equipment and other assets ..............             --            (215,481)
Property acquisition costs .................          (66,142)             --
Interest expense ...........................           (6,292)          (12,444)
Other income (expense) .....................           (1,699)             --
                                                  -----------       -----------
Net earnings (loss) ........................      $  (234,281)      $  (393,721)
                                                  -----------       -----------
Net earnings (loss) per
   common share ............................      $      (.17)      $      (.28)
                                                  -----------       -----------
Weighted average number of
   common shares and common
     share equivalents outstanding .........        1,404,291         1,404,291
                                                  -----------       -----------

                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                     1995              1994
                                                  -----------       -----------
Revenues:
   Oil and gas production ..................      $   929,677       $ 1,257,721
   Other ...................................           25,400            22,488
                                                  -----------       -----------
        Total revenues .....................          955,077         1,280,209
                                                  -----------       -----------
Costs and expenses:
   Production costs ........................          608,495           884,888
   Depreciation, depletion and
     amortization ..........................          391,455           474,374
   General and administrative ..............          314,852           479,014
                                                  -----------       -----------
        Total costs and expenses ...........        1,314,802         1,838,276
                                                  -----------       -----------
                                                     (359,725)         (558,067)
Gain (loss) on sale of property,
   equipment and other assets ..............            8,337          (207,791)
Property acquisition costs .................          (66,142)             --
Interest expense ...........................          (25,303)          (36,917)
Other income (expense) .....................           (3,740)          (12,759)
                                                  -----------       -----------
Net earnings (loss) ........................      $  (446,573)      $  (815,534)
                                                  -----------       -----------
Net earnings (loss) per
   common share ............................      $      (.32)      $      (.58)
                                                  -----------       -----------
Weighted average number of
   common shares and common
     share equivalents outstanding .........        1,404,291         1,404,291
                                                  -----------       -----------

                 See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                  SEPTEMBER 30,     DECEMBER 31,
         ASSETS                                       1995             1994
         ------                                    -----------      -----------
Current assets:
   Cash and cash equivalents .................     $    12,414      $    92,609
   Short-term investments ....................          24,235           23,528
   Accounts receivable, net ..................         455,981          461,619
   Prepaid expenses and other ................          51,746           44,183
                                                   -----------      -----------
        Total current assets .................         544,376          621,939
                                                   -----------      -----------
Property and equipment, at cost:
   Oil and gas properties
     (using the successful efforts
       methods of accounting)
          Producing properties ...............       5,779,080        5,994,169
          Non-producing properties ...........         105,000          105,000
                                                   -----------      -----------
        Total oil and gas properties .........       5,884,080        6,099,169
                                                   -----------      -----------
Pipeline, field and other well
   equipment .................................         281,718          280,982
Other property and equipment .................         461,125          455,610
                                                   -----------      -----------
                                                     6,626,923        6,835,761
Less accumulated depreciation,
   depletion and amortization ................      (3,337,123)      (3,085,838)
                                                   -----------      -----------
   Net property and equipment ................       3,289,800        3,749,923
                                                   -----------      -----------
Investment in commercial realty ..............         222,039          228,076
Other assets .................................           1,481            1,481
                                                   -----------      -----------
                                                   $ 4,057,696      $ 4,601,419
                                                   -----------      -----------
                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                                   (UNAUDITED)

                                                  SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1995           1994
------------------------------------               ------------    ------------
Current liabilities:
   Notes payable and
     current portion of long-term debt .........   $    142,704    $    389,237
   Accounts payable ............................      1,316,677       1,222,417
   Accrued expenses ............................         82,375         112,285
                                                   ------------    ------------
     Total current liabilities .................      1,541,756       1,723,939
                                                   ------------    ------------

Long-term debt .................................         85,033            --
Other liabilities ..............................         37,214          37,214

Commitments and contingencies

Stockholders' equity:

   Preferred stock, par value $.01;
     authorized 10,000,000 shares, none issued .           --              --
   Common stock, par value $.01;
     authorized 15,000,000 shares,
     issued and outstanding 1,404,291
     shares at September 30, 1995 and
     December 31, 1994 .........................         14,043          14,043
   Class B common stock,
     par value $.01; authorized 3,500,000
     shares, issued and outstanding
     22,254 shares at September 30, 1995
     and December 31, 1994 .....................            223             223
Additional paid-in capital .....................     13,819,679      13,819,679
Accumulated deficit ............................    (11,440,252)    (10,993,679)
                                                   ------------    ------------
          Total stockholders' equity ...........      2,393,693       2,840,266
                                                   ------------    ------------
                                                   $  4,057,696    $  4,601,419
                                                   ------------    ------------

                 See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          1995          1994
                                                        ---------     ---------
Cash flow from operating activities:
   Net earnings (loss) .............................    $(446,573)    $(815,534)
   Adjustments to reconcile net
     income to net cash provided
       by operating activities:
     Depreciation, depletion
       and amortization ............................      391,455       474,374
     Equity in net loss of
       investments in commercial realty ............        6,037          --
     Reserve for deferred property
       acquisition costs ...........................       66,142          --
     (Gain) on sale of property
       and equipment ...............................       (8,337)         --
     Loss on sale of producing
       properties ..................................         --         207,791
     Loss on sale of long term
       investments .................................         --          12,759
     Allowance for doubtful accounts ...............         --         (20,000)
     Changes in components of working capital:
       (Increase) decrease in accounts
         receivable, net ...........................        5,638      (167,545)
       (Increase) in prepaid expenses and other ....       (7,563)      (12,769)
       Increase in accounts payable ................       94,260        17,973
       (Decrease) in other liabilities .............         --          (2,067)
       Increase (decrease) in accrued expenses .....      (29,910)       34,593
                                                        ---------     ---------
   Net cash provided by (used
     in) operating activities ......................    $  71,149     $(270,425)
                                                        ---------     ---------
                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                         1995           1994
                                                       ---------      ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment ...............................     $   9,500      $    --
   Proceeds from sale of producing
     properties ..................................        21,053        214,399
   Additions of oil and gas properties ...........       (12,277)          --
   Additions of other property and
     equipment ...................................        (7,413)       (21,262)
   (Increase) in short-term investments ..........          (707)          (716)
   Decrease in other assets ......................          --           30,573
                                                       ---------      ---------
Net cash provided by investing activities ........     $  10,156      $ 222,994
                                                       ---------      ---------
Cash flows from financing activities:

   Proceeds from issuance of
     long-term debt ..............................          --           25,000
   Payment of long-term debt .....................      (161,500)      (211,000)
                                                       ---------      ---------
Net cash used in financing activities ............     $(161,500)     $(186,000)
                                                       ---------      ---------
Net increase (decrease) in cash and
   cash equivalents ..............................       (80,195)      (233,431)
Cash and cash equivalents at beginning
   of period .....................................        92,609        262,553
                                                       ---------      ---------
Cash and cash equivalents at end
   of period .....................................     $  12,414      $  29,122
                                                       ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid for interest expense was $32,816 and $35,003 for the nine months ended September 30, 1995 and 1994, respectively. No cash was paid for income taxes during the corresponding periods.

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

         ACCOUNTS RECEIVABLE

                  Amounts shown as accounts receivable are net of $35,000 at September 30, 1995 and December 31, 1994 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary.

                                       9
         INVESTMENTS

                  The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS" 115) effective January 1, 1994. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximates market value. The Company's short-term investments at September 30, 1995 and December 31, 1994 consisted of a certificate of deposit held by a federally insured bank.

                  Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market.

                  The Company holds an interest in its headquarters office building. For presentation purposes in the accompanying financial statements, the Company accounts for its investment using the equity method and recognizes its pro rata share of net income or loss in its current operating statements.

(2)      CERTAIN FIXED PRICE SALE AGREEMENTS

                  In order to plan Company operations and with a view towards protection against sudden declines in oil and gas prices as experienced in late 1993 and the first half of 1994, during the first quarter of 1995 the Company entered into fixed price agreements with two principal purchasers of its oil production. Under such agreements, the Company has contracted for the sale of approximately eighty percent of its current average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $17.00 per barrel. The agreements, which may be extended or modified, are for a term through at least March 1, 1996.
                                       10

(3)      DEVELOPMENT OF SOUTH DOG CREEK FIELD

                  During the second quarter of 1995, the Company proceeded with field work for waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to join in such development, and to pay their respective pro-rata shares of such initial stage costs. For initial phase field work, capital costs are expected to aggregate approximately $135,000. Field work was commenced during the third quarter, and is anticipated to continue through early 1996. Although field work has begun, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until further development occurs. Upon completion of the initial phase of development, the Company will evaluate the production response before proceeding with possible further development. Also, further development of the South Dog Creek field is subject to the availability of financing from third party sources. Until actual production results are available, there can be no assurance as to the availability of such financing.

(4)      AGREEMENTS TO PURCHASE OIL AND GAS PROPERTIES

                  During the fourth quarter of 1993, the Company entered into an agreement to purchase proved producing reserves in the State of New Mexico, and incurred certain legal and administrative costs to hold such properties under contract. During the third quarter of 1995, the Company evaluated the proposed purchase of these properties in light of current prices in the oil and gas industry; required capital expenditures arising from environmental issues arising subsequent to the originally proposed purchase date; and the availability of financing to complete these purchases. In view of such factors the Company elected not to complete the purchase of these properties and has recognized a one-time, non-cash charge to "Property acquisition costs" of $66,142 in the third quarter operations.

(5)      STRATEGIC CONSIDERATIONS

                  In earlier stages of its development, the Company's strategic emphasis focused on oil and gas exploration. This strategy met with success when the South Dog Creek field was discovered by Mr. A.M. Alloway, the founder of Golden Oil Company and a leading explorationist, in Osage County, Oklahoma. In more recent years, there have been a number of material adverse changes affecting the industry, and particularly small companies with the strategic emphasis on exploration. Accordingly, the Company has concentrated on plans for secondary development of reserves in Osage County, and also established a broader scope of operations with greater geographic and production diversity. The Company has completed extensive engineering and regulatory work related to the waterflood development of the South Dog Creek field.
                                       11

                  During late 1993 and 1994, the Company diversified outside of the energy sector through acquisition of limited interests in the commercial office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing more substantial transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the oil and gas sector currently, the Company's ability to arrange financing as would be necessary to enter into a material transaction involves a number of factors which at this time are unresolved. Such factors include the degree of success which the Company experiences in the development of its reserves classified as proved undeveloped and the trends of both oil and gas prices.

                      End of Notes to Financial Statements.

                                       12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIQUIDITY AND CAPITAL RESOURCES

         Golden Oil Company is a diversified company whose current operations emphasize oil and gas production and development. Over the last several years, the Company increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors. To date, an investment has been made in the real estate sector through acquisition of a limited partnership interest in the Company's headquarters office building in Houston, Texas. However, the Company is actively reviewing more substantial transactions outside the energy sector.

         The Company's operations during 1994 and to date during 1995 have been funded primarily through internally generated funds from operating activities, sale of scattered nonstrategic oil and gas properties, existing working capital, and borrowings under its credit facilities. During the second quarter of 1995, the Company restructured and extended its scheduled maturities of indebtedness. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector, the Company will require additional financing. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, one use of proceeds will be to improve its current working capital position.

         The Company maintains credit agreements with certain banks for the purpose of acquiring oil and gas properties, maintaining working capital and outlays for capital expenditures. The Company's note obligation to Western Bank, Tulsa, Oklahoma (now Bank IV, Oklahoma) in the original aggregate principal amount of $525,000 has been paid down to $8,000 outstanding at September 30, 1995. The terms of the credit agreement required principal payments of $18,500 each month through November 1, 1995. Such note was fully repaid and retired on October 4, 1995. The Company also maintains a $100,000 line of credit with the same bank under which $70,000 was borrowed at September 30, 1995. The Company anticipates that the remaining principal amount outstanding will convert to a self-amortizing basis payable over a period of not less than one year.

                                       13

         The Company also maintains a $150,000 line of credit with a separate commercial bank, under which it had borrowed $149,737 at September 30, 1995. Upon expiration of this credit line in November 1995, unless the Company arranges a new credit line, it is obligated to amortize the principal outstanding over a period not to exceed two years. Subsequent to September 30, 1995, the Company obtained a letter of commitment from the bank to increase its credit to an aggregate amount of $400,000 subject to certain conditions, including the personal guaranty from an officer of the Company. The Company anticipates that a fee will be paid in connection with such proposed personal guaranty of the Company's indebtedness. Management can make no assurances that it will be able to meet such conditions to complete the increased financing. If successful in this financing, the Company will utilize a portion of the credit proceeds to reduce its working capital deficit.

         Cash flow generated by operating activities was $71,149 for the first nine months of 1995 compared to ($270,425) for the first nine months of 1994. The increase from the first nine months of 1994 primarily reflects an increase in average oil prices received in the first nine months of 1995 from the first nine months of 1994, partially offset by a decline in production volumes due to the sale of certain nonstrategic properties during 1994. In addition, the Company has made substantial reductions in corporate overhead, both through reductions in personnel and fees for outside services.

         During the first quarter of 1995, the Company entered into fixed price arrangements at an average net price of approximately $17.00 per barrel on the majority of its oil production. The fixed price of $17.00 represents an increase of $2.00 per barrel compared to an average price of $15.00 per barrel received in the first nine months of 1994. The Company believes revenues generated under the fixed price arrangements and the effect of reductions in corporate overhead during the past three quarters will generate cash flows sufficient to meet its operating and capital requirements.

         During the second quarter of 1995, the Company proceeded with field work for waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to join in such development, and to pay their respective pro-rata shares of such initial stage costs. For initial phase field work, capital costs are expected to aggregate approximately $135,000. Field work was commenced during the third quarter, and is anticipated to continue through early 1996. Although field work has begun, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until further development occurs. Upon completion of the initial phase of development, the Company will evaluate the production response before proceeding with possible further development. Also, further development of the South Dog Creek field is subject to the availability of financing from third party sources. Until actual production results are available, there can be no assurance as to the availability of such financing.

                                       14

         At September 30, 1995, the Company had a working capital deficit of $997,380 and a current ratio of .35 to 1.00 compared to a working capital deficit of $1,102,000 and a current ratio of .36 to 1.00 as of December 31, 1994. The decrease in the working capital deficit at September 30, 1995 primarily results from reduction in the Company's current portion of long-term debt. The Company signed an agreement to amortize one line of credit over a period of two years beginning in November 1995. As a result, only the principal payments due through September 30, 1996 are included in the current portion of long-term debt.

         Due to factors including changes in tax laws, adverse changes in the economics of exploration drilling and the availability to the Company of alternative uses of capital, during the late 1980s the Company curtailed exploration activities. If the Company commences such programs in the future, it intends to continue its previous policy of sharing exploration risks with third party drilling participants. Certain of the Company's oil and gas leases provide for ongoing drilling arrangements for periodic development of proved reserves. The Company's principal development obligations under such agreements have been suspended pending clarification of title assignments on certain federal leases. The Company expects to obtain drilling participations from industry partners so as to reduce the amount of the Company's required drilling commitments. The Company believes that conditions in the independent oil and gas industry may continue to generate opportunities to expand its scope of operations through corporate transactions.
                                       15

         RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

         REVENUES

         Revenues from oil and gas production decreased from $428,609 during the third quarter of 1994 to $293,631 in the comparable 1995 quarter, a decrease of $134,978 (31%). The decrease is primarily attributable to the sale of certain scattered nonstrategic properties during the second, third, and fourth quarters in 1994. Additionally, gas price decreased $.34 per mcf from $1.28 per mcf during the third quarter of 1994 to $.94 per mcf during the third quarter of 1995. In addition, average oil postings decreased $.24 per barrel from $17.13 per barrel for the third quarter of 1994 to $16.89 for the same period in 1995.

         Other revenue was $8,500 for the third quarter of 1995 compared to $5,992 for the comparable period in 1994, primarily due to an increase in gathering and operating fees.

         COSTS AND EXPENSES

         Oil and gas production costs decreased by $52,279 from $256,268 for the third quarter of 1994 to $203,989 for the same period in 1995 due primarily to decreases in field operating expenses as a result of the sale of certain scattered, nonstrategic wells during the second, third and fourth quarters of 1994. General and administrative expenses decreased by $68,000 from $195,245 for the third quarter of 1994 to $127,245 for the same period in 1995. The decrease is primarily attributable to reductions in personnel and corporate overhead made during the fourth quarter of 1994 and the first quarter of 1995.

         Depreciation, depletion and amortization expenses decreased from $148,884 for the third quarter of 1994 to $131,045 for the comparable period of 1995 due primarily to disposal of certain nonstrategic properties during the second, third and fourth quarters of 1994. In addition, during the second quarter of 1994, certain properties became fully depleted for book purposes although such wells have continuing production.

         Loss on property and equipment during the third quarter of 1994 of $215,481 reflects the sale of certain scattered, nonstrategic wells during the second, third and fourth quarters of 1994. Property acquisition costs during the third quarter of 1995 of $66,142 reflects the writedown of deferred property acquisition costs related to the proposed purchase of properties in New Mexico. Interest expense decreased by $6,152 from $12,444 for the third quarter of 1994 to $6,292 for the same period in 1995.

                                       16

         Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended September 30, 1995 of $234,281 compared to a net loss of $393,721 for the same period of 1994.

                                       17

         RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

         REVENUES

         Revenues from oil and gas production decreased from $1,257,721 during the first nine months of 1994 to $929,677 in the first nine months of 1995, a decrease of $328,044 (26%). The primary reason for the decrease was due to a decline in the average production volumes in the first nine months of 1995 as a result of the sale of certain scattered nonstrategic properties during the second, third, and fourth quarters in 1994. The production volume declines and gas price declines were partially offset by the increase in average oil price postings of $2.25 per barrel from $15.00 per barrel for the first nine months of 1994 to $17.25 per barrel in the first nine months of 1995. Additionally, during February and March 1995 the Company entered into certain fixed price arrangements at an average net price of approximately $17.00 per barrel for the majority of its oil production for a period through March 1996. Also, the average price per mcf of gas decreased by approximately $.44 per mcf from $1.38 per mcf for the first nine months of 1994 to $.94 per mcf for the same period in 1995.
         COSTS AND EXPENSES

         Oil and gas production costs decreased from $884,888 for the first nine months of 1994 to $ 608,495 for the first nine months of 1995, a decrease of $276,393, reflecting decreases in field operating expenses related to properties sold in 1994. General and administrative expenses decreased from $479,014 for the first nine months of 1994 to $314,852 for the same period in 1995, a decrease of $164,162. The decrease is primarily attributable to reductions in personnel and corporate overhead made during the fourth quarter of 1994 and the first quarter of 1995.

         Depreciation, depletion, and amortization expense decreased $82,919 from $474,374 for the first nine months of 1994 to $391,455 for the comparable period of 1995 due primarily to disposals of certain nonstrategic properties during 1994 and the first quarter of 1995.

         Loss on property and equipment during the first nine months of 1994 of $207,791 reflects the sale of certain scattered nonstrategic wells during the second, third and fourth quarters of 1994. Property acquisition cost during the first nine months of 1995 of $66,142 is due to the writedown in the third quarter of deferred property acquisition costs related to the proposed purchase of properties in New Mexico.
                                       18

         The decrease in interest expense of $11,614 from $36,917 for the first nine months of 1994 compared to $25,303 for the first nine months of 1995 is due to a decrease in average aggregate amounts outstanding for borrowings under the Company's financing arrangements.

         Other income (expense) reflects a net expense of $3,740 for the first nine months of 1995, compared to net expense of $12,759 for the first nine months of 1994. The net expense of $12,759 during the first nine months of 1994 is due to a loss on the sale of a long-term investment.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the nine months ended September 30, 1995 of $446,573 compared to a net loss of $815,534 for the same period of 1994.

                                       19

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

               None.

        (b)    Reports on Form 8-K

               None.
                                       20

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