Form 10-K405
period 1995-12-31
GOLDEN OIL CO /DE/
filed 1996-04-16
CIK 350685

GOLDEN OIL COMPANY


                                       44
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                                          FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ___________________.

                           Commission File No. 0-9946

                               GOLDEN OIL COMPANY
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             84-0836562
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

550 POST OAK BOULEVARD, SUITE 550, HOUSTON, TEXAS                    77027
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:               (713) 622-8492
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:                NONE
                                                                           ----
Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 9, 1996, there were outstanding 1,424,291 shares of the Registrant's Common Stock, $.01 par value, and the aggregate market value held by non-affiliates was approximately $630,146.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III, Items 10, 11, 12 and 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 1996 Annual Meeting within 120 days from the end of the fiscal year.

PART I



ITEM 1.    BUSINESS.


GENERAL DEVELOPMENT OF BUSINESS

         Golden Oil Company (the "Company") is a diversified business whose current operations emphasize oil and gas production and development. Since 1988 the Company has increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Transactions also have been considered in other business sectors, such as real estate and financial services, and transactions have been undertaken in the commercial real estate sector. The Company continues to actively consider transactions involving further diversification outside the energy sector.

         During September 1989 the Company acquired two public oil and gas exploration and production companies, Regal Petroleum, Ltd. and the former Golden Oil Company, (now named Golden Resources, Inc.) by merging them into Company subsidiaries. At the Company's Annual Meeting held during December 1989, stockholders approved a change of the parent company's name to Golden Oil Company. During 1992 the Company purchased the oil and gas related assets of Cobb Resources Corporation ("Cobb"). The Company's stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "GOCO".

         Within the oil and gas production and development sector, the Company's primary objectives are to increase its net reserves, cash flow and scope of operations through acquisitions and the development of working interests in Company operated properties. The Company believes that factors including price volatility and other unfavorable economic conditions in the oil and gas industry have encouraged consolidation of smaller independent operators in recent years and that such conditions are likely to continue.

         Pursuant to stockholder approval, on July 15, 1993 the Company effected a 1:50 reverse stock split of its Common Stock, and subsequently declared a six share dividend on each share of the Company's post-split Common Stock and Class B Common Stock. The effect of these transactions approximates a 1:7 reverse stock split. All share and per share amounts used herein have been adjusted to reflect the reverse split and share dividend.

         The Company was incorporated in Colorado during 1980 as Pinnacle Petroleum, Inc. Following approval by its stockholders in 1986, the Company implemented proposals to reincorporate in Delaware, to approve issuance of a new class of Common Stock ("Class B Common") and to declare a warrant dividend on its shares of Common Stock ("Common Stock"). The Class B Common has certain enhanced voting rights compared to the Common Stock. As of December 31, 1995 the Company had outstanding 1,424,291 shares of Common Stock and 22,254 shares of Class B Common.


         Since 1988 the size and scope of the Company's operations have increased. The Company's estimated proved reserves of oil increased from 152,200 barrels at December 31, 1988 to 1,298,300 barrels at December 31, 1995 primarily due to acquisitions. Reflecting price declines for natural gas as well as the effects of production and dispositions in excess of acquisitions of properties, estimated reserves of natural gas have declined from 1,040,200 Mcf of gas at December 31, 1988 to 880,200 Mcf of gas at December 31, 1995.

         Currently the Company's principal production areas are in the San Juan Basin, New Mexico and Osage County, Oklahoma. The Company is focusing on controlling and enhancing the operating performance of its properties, and on development of its waterflood project in its South Dog Creek field in Osage County, Oklahoma. Since initial discovery and development by the Company, the South Dog Creek field has produced approximately 5,000,000 barrels of primary production. Field work necessary to develop the field's secondary production potential has been undertaken. The Company has obtained permits from the Environmental Protection Agency ("EPA") necessary for water injection throughout this field. During 1995 the Company initiated Phase II of the waterflood injection program for this field. The program involves converting certain marginally producing wells to water injectors and water supply wells and the rework of other producing wells and well equipment to increase the wells' fluid volume capacity. All of the Company's joint working interest owners have elected to join in such development. Although preliminary production response is anticipated in 1997, the Company does not expect significant increases in production volumes until further development occurs. The timing and extent of development of the waterflood injection project is subject to, among other factors, the results of production response from the Phase II development, the availability of additional financing to the Company and changes in oil and gas prices. A substantial portion (approximately $7,000,000 of pretax estimated discounted future net revenues) of the Company's proved reserves are comprised of proved undeveloped reserves related to the waterflood project.

         In recent years, the volatility in product prices has caused the projected value of the Company's estimated future net revenues from oil and gas production to fluctuate. In the opinion of management, one result of such fluctuations has been to diminish the general attractiveness of exploratory drilling relative to alternative uses of capital. Other factors, such as governmental tax and environmental policies also have had a negative impact. Accordingly, management has curtailed or eliminated "wildcat" exploration drilling by the Company on unproven acreage, while emphasizing development and extension of proven reserves and oil field operations. The adverse economic factors impacting the oil and gas sector also have had the effect of increasing the relative attractiveness of diversification away from the independent oil and gas sector.

DESCRIPTION OF BUSINESS

         OIL AND GAS OPERATIONS. As part of its business activities the Company owns, acquires and sells oil and gas leases and other mineral interests and produces oil and gas. In addition the Company conducts exploration and development activities for its own account as well as for joint venture or partnership accounts. In order to spread the risks inherent in oil and gas activities, the Company generally attempts to include third party drilling participants in exploration ventures.

        GOVERNMENT REGULATION. The domestic production and sale of oil and gas are subject to regulation by the Department of Energy. Rates of production have for many years been subject to federal and state conservation laws, and the petroleum industry has been subject to federal tax laws dealing specifically with the industry. The Company is subject to various federal, state and local regulations regarding, among other things, environmental and ecological matters. While environmental laws may potentially require significant capital outlays, to date these laws and related regulations have not materially adversely affected the Company's business.

         EMPLOYEES. As of December 31, 1995, the Company had 9 full time employees, including field personnel. The Company also regularly employs part time personnel and retains outside professionals who provide accounting, legal, engineering and other services.

         COMPETITION. The Company faces intense competition in the search for and the acquisition of oil and gas reserves, in the marketing of oil and gas and in the raising of funds to explore for oil and gas. The Company's competitors include major oil companies, independent oil companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Company.

         Despite negative factors such as product price fluctuations, competition remains intense for acquisition of oil and gas prospects and properties. The Company's ability to sustain or increase its position in the future depends primarily on its ability to develop its present properties but also includes its ability to develop or acquire suitable prospects for exploratory drilling whether directly or through corporate transactions.

         Competitive conditions in the marketing of the Company's products are influenced by factors including the volume of production of other domestic crude oil and of crude oil imports; the proximity of pipelines to producing properties; the regulation by states of allowable rates of production; and the regulation by federal authorities of the marketing of oil and natural gas. All of the foregoing are variable factors which are influenced by economic and political forces beyond the Company's control and which cannot be predicted with assurance.

         ADDITIONAL INFORMATION. The Company's business does not presently require expenditure of substantial funds for research and development. Sales of natural gas tend to be influenced by factors including local demand, the availability of gas transportation and seasonal weather conditions, with increased sales during the colder winter months. The Company does not believe that any other material aspects of its business are significantly seasonal in nature. During 1995 sales to three purchasers accounted for approximately 55%, 28% and 14%, respectively, of the Company's total revenues. Sales to three purchasers accounted for approximately 45%, 23%, and 14% for the year ended December 31, 1994 and 42%, 20%, and 18% for the year ended December 31, 1993 of the Company's total revenues. No other customer accounted for more than ten percent of the Company's total revenues during those periods. In the opinion of management, if the Company should lose any of its present customers, other customers for the Company's oil and gas production would be available on terms substantially similar to those available from its major customers at this time. Due to volatility in oil prices in 1993 and 1994, the Company entered into fixed price oil contracts in February and March 1995 with two unrelated purchasers for the majority of its oil production through March 1996 at an average net price of approximately $17.00 per barrel. During 1996, the Company has entered into similar fixed price arrangements for approximately 50% of its estimated 1996 oil production at an average net price at the wellhead of $17.01 through December 31, 1996.

ITEM 2.    PROPERTIES.


OFFICE FACILITIES

         The Company's headquarters office is located in a commercial office building at 550 Post Oak Boulevard, Suite 550, Houston, Texas 77027. The Company holds an interest of approximately twenty-three percent (23%) of a limited partnership which owns its headquarters building. The Company leases approximately 3,950 square feet of office space of a total in the building of approximately 53,000 square feet under a three year lease through December 31, 1996. Upon expiration, the Company presently expects to renew the lease under similar terms.

ESTIMATED OIL AND GAS RESERVE INFORMATION

         Steven A. Hiraoka & Associates, an independent petroleum engineering firm based in Golden, Colorado, prepared the estimated reserve information for the Company and its wholly owned subsidiaries for the year ended December 31, 1995. The presentation conforms with Securities and Exchange Commission ("SEC") reporting regulations, which require projection of estimated future net revenues based on the prices in effect at the close of the most recent fiscal year. The reserve projections at December 31, 1995 were prepared using an oil price ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf, which prices approximate actual year end levels. Estimates of proved reserves based on prices in effect at December 31, 1995 have not been filed previously by the Company with, or included in reports to, any federal authority or agency.

         Reserve estimates and estimated rates of production are inherently uncertain and imprecise. Accordingly, all reserve data presented is subject to continued evaluation and revision as additional information becomes available. In this regard, it should be noted that since 1985 the petroleum industry has experienced significant volatility in prices obtainable for its oil and gas production and that such price volatility directly affects the estimated quantities of oil and gas reserves that are economically recoverable.

         Based on the use of prices prevailing on the closing day of each respective year, the tables below set forth the Company's estimated net quantities of proved and proved developed oil and gas reserves as of the close of the fiscal years indicated.

                                                                                      Proved
                                                     PROVED RESERVES              DEVELOPED RESERVES
                       AS OF                    OIL (BBLS)      GAS (MCF)        OIL (BBLS)   GAS (MCF)
         -------------------------------       ------------    -----------       ----------  ----------
           December 31, 1995                1,298,253 (1)        880,158 (1)       432,133        880,158
           December 31, 1994                1,477,446 (2)      1,209,079 (2)       611,326      1,209,079
           December 31, 1993                1,601,749 (3)      2,722,202 (3)       672,437      2,525,020

(1) Amounts determined using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.
(2) Amounts determined using an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.
(3) Amounts determined using an oil price of $13.00 per barrel and gas prices ranging from $1.30 to $2.00 per Mcf.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

         The present value of estimated future net revenues before income taxes of proved reserves (including reserves attributable to secondary production) of the Company at the dates indicated below was computed according to SEC reporting requirements by discounting the aggregate estimated future net revenues by 10% per year. For additional information see the supplemental unaudited oil and gas information. The present value of estimated future net revenues is not believed to represent the fair market value of the reserves either as of year end or as of the date hereof.

                                                        Pretax Estimated Discounted
                                                             Future Net Revenues
                                   ------------------------------------------------------------------
                  As Of              Total Proved            Proved Developed               Proved
                                       Reserves                  Producing                Undeveloped
                                    --------------            ---------------           --------------
         December 31, 1995   (1)    $    9,089,704            $   1,924,304             $   7,165,400
         December 31, 1994   (2)    $   10,058,290            $   2,892,890             $   7,165,400
         December 31, 1993   (3)    $    8,589,085            $   3,430,817             $   5,158,268

(1) Amounts determined using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.
(2) Amounts determined using an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.
(3) Amounts determined using an oil price of $13.00 per barrel and gas prices ranging from $1.30 to $2.00 per Mcf.

SECONDARY RECOVERY

         Additional secondary recovery of oil and gas reserves projected to be obtainable through fluid injection or other enhanced recovery techniques for supplementing primary recovery are included as proved undeveloped reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. The Company's proved reserves as set forth above include reserve volumes and values attributable to secondary recovery.

PRODUCTIVE WELLS AND ACREAGE

         As of December 31, 1995, the Company owned working interests in 234 gross (109.4 net) wells of which there were 219 gross (99.3 net) oil wells and 15 gross (10.1 net) gas wells. Additionally the Company held approximately 11,710 gross (5,213 net) producing acres.

UNDEVELOPED ACREAGE

         As of December 31, 1995, the Company held certain undeveloped oil and gas leaseholds in New Mexico which covered approximately 4,520 gross and 4,140 net acres. The undeveloped acreage is held pursuant to leases from landowners or governmental entities.

PRODUCTION, UNIT PRICES AND COSTS

         Information with respect to production volumes, average unit prices and costs for the dates indicated are set forth below:

                                                   YEARS ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------
                                    1995                       1994                          1993
                             -------------------       --------------------           -------------------
                               Oil         Gas            Oil         Gas              Oil          Gas
                             (Bbls)       (Mcf)         (Bbls)       (Mcf)            (Bbls)       (Mcf)
    Production               58,626      232,655        71,931      322,986           94,909      369,425
    Average Price            $17.12      $ 0.97         $15.84      $ 1.33            $16.85      $ 1.62

         The average production costs per unit of production (with oil and gas converted to a common unit of measure based on six Mcf of gas to one barrel of oil) were $8.37, $8.51 and $8.87 for the years ended December 31, 1995, 1994 and 1993, respectively.

DRILLING ACTIVITY

         The Company did not participate in the drilling of any exploratory or development wells for the years ended December 31, 1995, 1994 and 1993.


ITEM 3.    LEGAL PROCEEDINGS.


         Neither the Company nor any of its properties is presently a party to any material litigation. Management knows of no material litigation which is threatened presently against the Company or any of its properties.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matters were submitted to vote by security holders during the fourth quarter of 1995.

PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Company's Common Stock is traded through the facilities of the National Association of Securities Dealers, Inc. ("NASDAQ"). The ranges of reported high and low bid quotations for the Company's Common Stock for each quarterly period within the two years ended December 31, 1995 are set forth below. Quotations are as reported by NASDAQ which maintains a market in the Company's shares. Such quotations represent prices between dealers without retail markup, markdown or commissions and do not necessarily represent actual transactions.


                              HIGH           LOW
       QUARTER ENDED           BID           BID
     -------------------    ----------    ----------

     1995
     ----
     December 31              $0.88         $0.25
     September 30              1.00          0.88
     June 30                   1.00          0.94
     March 31                  1.31          0.81

     1994
     ----
     December 31              $2.00         $0.50
     September 30              2.13          1.50
     June 30                   2.75          1.25
     March 31                  2.25          1.00


         As of February 9, 1996 there were approximately 3,806 stockholders of record of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.


         The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein; except that the data relating to the year ended December 31, 1992 and 1991 has been derived from previously published financial statements.

                                                                         YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------------------
                                            1995                 1994             1993                 1992                 1991
                                            ----                 ----             ----                 ----                 ----
Revenues .......................        $ 1,279,501         $ 1,612,917         $ 2,218,740         $ 2,484,383         $ 1,703,586

Net loss .......................           (573,177)         (1,307,407)         (1,077,143)           (568,107)           (639,250)

Net loss per
     common share ..............              (0.40)              (0.93)              (0.77)              (0.42)              (0.63)

Total assets ...................          3,943,770           4,601,419           6,212,368           7,119,532           5,872,844

Long-term debt
  (including current
     maturities) ...............            208,619             389,237             642,237             549,000             790,000

Stockholders' equity ...........        $ 2,287,089         $ 2,840,266         $ 4,164,479         $ 5,345,048         $ 4,361,798


ITEM7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Golden Oil Company (the "Company") is a diversified business whose current operations emphasize oil and gas production and development. Since 1988 the Company has substantially increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been considered in other business sectors, such as real estate and financial services, and limited transactions have been undertaken. The Company continues to actively consider possible transactions involving further diversification outside the energy sector.

         Between December 1988 and December 1995, using oil prices currently available of $17.00 to $17.25 per barrel, the estimated value of the Company's undiscounted future net revenues before taxes attributable to proved developed and undeveloped reserves was estimated by the Company's independent petroleum engineers to have increased from $4,700,000 to $15,100,000. The Company's current strategy in the oil and gas sector is to expand operations primarily through acquisitions and the development of proved reserves.

         Based on currently prevailing oil prices, the Company expects to generate cash flows from operations during 1996 sufficient to meet its operating and capital requirements. However, in order to complete development of its proved undeveloped reserves and to further its business plan, including the refinancing or reduction of indebtedness or liabilities due currently or to become due within 1996, the Company is required to make new financing arrangements. The Company expects to use proceeds from the additional borrowings to pay bank indebtedness and other payables due currently, to purchase additional interests in Company operated properties which have been offered to the Company, and to provide working capital.

         Prevailing prices for oil and gas are dependent on numerous factors outside of the Company's control including political, economic and regulatory developments and competition from other sources of energy. The energy markets are historically volatile and there can be no assurance that oil and gas prices will not be subject to significant fluctuations in the future as they have been in the past. Regardless of whether oil or gas prices decline, the Company may elect to divest oil and gas properties or interests, dispose of interests in its headquarters office building or borrow or recapitalize in order to fund its working capital requirements, to further develop its waterflood plan, to pursue diversificaton outside the oil and gas sector, or as otherwise planned or required.

         During the first quarter of 1996 the Company entered into fixed price oil contracts for approximately 50% of its oil production through December 31, 1996 at an average price at the wellhead of approximately $17.01 per barrel in order to reduce the Company's exposure to possible declines in oil prices. The Company does not anticipate nonperformance by the counterparties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations during 1995 and 1994 were funded primarily through existing working capital, borrowings under its credit facilities, sales of scattered, non-strategic oil and gas properties and internally generated funds from operating activities. Management anticipates that the Company may arrange new financing through joint ventures, additional borrowings, asset sales, or other means. However, there can be no assurance as to the availability, timing or amount of additional financings to further the Company's objectives.

       Cash flow from operating activities was $195,389 for 1995 versus ($333,123) during 1994. The increase primarily reflects reductions in field operating expenses and reductions in general and administrative expenses partially offset by corresponding reduced production revenues due to and the effect of substantial and extended declines in gas prices and sales of scattered, non-strategic properties. Cash flow was also increased by changes in working capital components of assets and liabilities. At December 31, 1995 the Company had a working capital deficit of $973,000 and a current ratio of .34 to
1.00 compared to a working capital deficit of $1,102,000 and a current ratio of .36 to 1.00 as of December 31, 1994. The decrease in the working capital deficit is due primarily to reductions in and extensions of notes payable.

         During 1995 the Company repaid a remaining principal balance of $169,500 due under its credit arrangement with a commercial bank in Tulsa, Oklahoma. The original principal amount of such credit arrangement was $525,000. The Company also maintained a $100,000 line of credit with the same bank and had borrowed $70,000 under such line of credit. In March 1996, the Company began reducing the principal amount under such line by $5,000 each month. No additional credit is currently available under this line of credit.

         During 1995 the Company maintained an additional $150,000 line of credit with a commercial bank in Albuquerque, New Mexico. In April 1995, the Company extended the maturity date of the line of credit until November 1995 at which time the Company began making monthly payments, including principal and interest, of approximately $7,000 each month scheduled through November 1997. Subsequent to the close of the 1995 year, such bank advised that it would increase the amount available under the credit arrangement to $400,000 and extend the maturity schedule of the credit arrangement to four years, subject to certain conditions. One condition was that the Company obtain an independent guarantee and source of repayment in full satisfaction to the bank from a principal officer of the Company. The Company's management and the bank were concerned about the Company's lack of liquidity, the current working capital deficit of approximately one million dollars, and the possible repeat of an oil price collapse as occurred in the first half of 1994. The Board of Directors also was concerned that the Company was not in a position to pay a guarantee fee in cash, and that out of necessity the Company would instead offer only unregistered shares of its stock. On March 29, 1996 the Board of Directors approved execution by the Company of the new credit agreement and the payment and delivery to the guarantor noncash compensation for the purchase of 250,000 unregistered shares of common stock through April 2006 for an exercise price of $0.20 per share. Prior to approval of the new credit arrangement and guarantee arrangement, the Board of Directors obtained a report, analysis, and written opinion as to the fairness of the guarantee fee from an independent oil and gas investment banking firm familiar with the Company's operations. In the regular course of its business, the investment banking firm renders advice on mergers, valuations, sales of assets and share values for small capital oil and gas companies. Proceeds from the additional financing will provide funds to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay certain liabilities. On April 12, 1996 the Company executed the new credit arrangement but had not yet expended any funds available.

       As more fully discussed in Note 3 to Consolidated Financial Statements, during the fourth quarter of 1993 the Company entered into an agreement to purchase proved producing reserves in oil and gas properties in New Mexico's San Juan Basin. Under the agreement the Company was obligated to close the transaction or give up a nonrefundable deposit of $42,000 on the properties. Due to existing oil and gas prices, environmental and operational factors related to these prospective acquisitions which arose subsequent to the initial agreement to purchase these properties, the Company elected not to close on the transaction. Accordingly, in the third quarter of 1995, the Company charged approximately $24,000 of acquisition-related costs and the $42,000 deposit to current year operations.

         In March 1993, an agreement was reached between the Company and Calumet Oil Company, the other principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the EPA and during October 1993, a field-wide water injection permit was granted by the EPA to Calumet Oil and the Company. The total estimated cost of the initial phase of the waterflood project is estimated to be $135,000 of which the Company's share would be approximately $100,000 which the Company is funding with cash flow from operations. During the fourth quarter of 1995 through the use of internally generated funds and joint interest Authorization for Expenditure ("AFE") billings to outside working interest owners, the Company initiated Phase II of the waterflood project on one of the Company-operated leases which demonstrated the highest engineering potential for success. Work on the affected wells to convert certain wells to water injectors and rework producing wells and well equipment has been substantially completed. The Company is now preparing to gradually increase the injection of water into the formation pursuant to the waterflood plan. Although preliminary production response is anticipated in late 1997, the Company does not expect significant increases in production volumes until further development occurs. If Phase II is successful, the Company will pursue a full implementation of the waterflood plan subject to, among other things, the availability of additional financing. Assuming full implementation of the waterflood plan on a fieldwide basis, the Company's share of the total revised estimated costs of the waterflood project are approximately $750,000.

         Due to factors including certain changes in tax law, adverse changes in the economics of exploration drilling and the availability to the Company of alternative uses of capital, during the late 1980s the Company curtailed exploration activities. If the Company undertakes further exploration programs in the future, it intends to continue its policy of sharing exploration risks with third party drilling participants. Certain of the Company's oil and gas leases require ongoing drilling arrangements for periodic development of proved reserves. The Company's principal development obligations under such agreements have been suspended pending clarification of title assignments on certain federal leases. The Company expects to obtain drilling participation from industry partners so as to reduce the amount of the Company's future required drilling commitments. Capital expenditures for development of properties other than the South Dog Creek field have been curtailed pending additional financing. The Company has budgeted approximately $25,000 to Golden's interests for capital expenditures in 1996 related to the completion of Phase II of the waterflood plan.

       The production and sale of oil and gas are subject to a variety of federal, state and local government regulations, including regulations concerning the prevention of waste, the discharge of materials into the environment, the conservation of natural gas and oil, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization of pooling of properties and various other matters. Many jurisdictions have at various times imposed limitations on the production of gas and oil by restricting the rate of flow for gas and oil wells below the actual capacity to produce. The Company believes it is in substantial compliance with current applicable environmental and other government laws and regulations. However, governmental laws and regulations have continued to impose increasingly strict requirements on companies for water and air pollution control and solid waste management. As a result, it is likely that the Company will incur increasing costs for compliance with such regulations in the future.

RESULTS OF OPERATIONS

         1995 COMPARED TO 1994. For the year ended December 31, 1995 oil and gas revenues from production totaled $1,245,986 compared to $1,589,302 for the previous year, a net decrease of $343,316 or approximately 21.6%. The decrease in oil and gas revenues is primarily attributable to sales of scattered non-strategic oil and gas properties in 1994 after the sharp decline during the first half of 1994 in average oil price postings. As oil prices began to recover in mid 1994, gas prices dropped sharply and remained depressed throughout the second half of 1994 and the entire year of 1995.

         The Company took action during 1994 to obtain fixed prices on the majority of its oil production at prices sufficient to generate positive cash flows from operations. The Company entered into fixed price contracts in the first quarter of 1995 at an average net price of approximately $17.00 per barrel for the majority of its oil production for a period through March 1996. In February 1996, the Company extended such fixed price contracts for approximately 50% of its oil production at an average net price of $17.01 through December 31, 1996.

         Oil production volumes declined to 58,626 barrels during 1995 compared to production volumes of 71,931 barrels in 1994, a decline of 18.5%. Gas production volumes decreased to 232,655 Mcf compared to 322,986 Mcf during 1994, a decrease of 28.0%. The decreases in both oil and gas production are attributable to the sales of scattered properties throughout 1994 and natural production decline.

         Production costs totaled $814,841 during 1995 compared to $1,070,306 in 1994, a decrease of $255,465 or approximately 23.9%. The decrease is primarily attributable to sales of non-strategic, marginal producing properties throughout 1994 and a reorganization and reduction of field operations including closing the Company's Tulsa office in late 1994.

         During 1995 the Company's depreciation, depletion and amortization expense decreased to $508,745 compared to $542,367 for the prior year. The decrease is primarily attributable to a reduction in depletion expense due to fewer properties owned by the Company as a result of sales of non-strategic properties in 1994. Depletion expense per equivalent unit of production increased to $4.83 per barrel from $3.98 per barrel in 1994.

         During 1995 general and administrative expenses were $431,701 compared to $737,870 for the prior year, a decrease of $306,169 or approximately 41.5%. The decrease is attributable to reductions in personnel and corporate overhead. Such reductions were acheived through the elimination of administrative costs associated with the maintenance and reporting requirements of the marginal properties sold during 1994, the elimination of substantial professional fees to outside parties and the streamlining of personnel and corporate overhead costs.

         The Company reported a net gain on the disposition of oil and gas properties, equipment, inventory and other assets of $12,576 during 1995 compared to a net loss on dispositions of $532,208 during 1994. The 1994 loss arose from the sale of non-strategic properties which the Company elected to sell due to marginal production or limited development potential.

         Interest expense decreased to $31,416 in 1995 compared to $46,844 in 1994 due to reductions in principal amounts outstanding.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires that long-lived assets, including proved oil and gas properties, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is currently evaluating the impact of adopting SFAS No. 121 and does not know the amount, if any, of an impairment that may be recognized in connection with the adoption of this accounting standard.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and requires increased disclosures if expense recognition is not adopted. The Company does not intend to elect expense recognition for stock options and therefore implementation of SFAS No. 123 in fiscal 1996 will have no effect on the Company's operating results or financial condition.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the year ended December 31, 1995 of $573,177 compared to a net loss of $1,307,407 for the prior year.

       1994 COMPARED TO 1993. For the year ended December 31, 1994 oil and gas revenues from production totaled $1,589,302 compared to $2,200,874 for the previous year, a net decrease of $611,572 or approximately 27.8%. The decrease in oil and gas revenues is directly attributable to the sharp decline during the first half of 1994 in average oil price postings. Due to price declines the Company temporarily suspended operations of numerous wells, which further decreased production volumes and revenues. As oil prices began to recover in mid 1994, gas prices dropped sharply and remained depressed throughout the second half of 1994.

         The Company took action during 1994 to obtain fixed prices on the majority of its oil production at prices sufficient to generate positive cash flows from operations. The Company entered into fixed price contracts in the first quarter of 1995 at an average net price of approximately $17.00 per barrel for the majority of its oil production through March 1996.

         Oil production volumes declined to 71,931 barrels during 1994 compared to production volumes of 94,909 barrels in 1993, a decline of 24.2%. Gas production volumes decreased to 322,986 Mcf compared to 369,425 Mcf during 1993, a decrease of 12.6%. The decreases in both oil and gas production are attributable to depressed prices in both commodities and the temporary shut-in of certain price sensitive oil and gas properties during 1994. In addition, production volumes declined due to the sale in 1994 of certain scattered, non-strategic oil and gas properties and to disruption of gas deliveries due to a fire at a purchaser's plant facility.

         Production costs totaled $1,070,306 during 1994 compared to $1,388,721 in 1993, a decrease of $318,415. The decrease is primarily attributable to sales of non-strategic, marginal producing properties in 1994 and a reorganization and reduction of field operations including closing the Company's Tulsa office in late 1994.

         During 1994 the Company's depreciation, depletion and amortization expense decreased to $542,367 compared to $709,567 for the prior year. The decrease is primarily attributable to a reduction in depletion expense due to fewer properties owned by the Company as a result of sales of non-strategic properties in 1994. Depletion expense per equivalent unit of production decreased to $3.98 per barrel from $4.18 per barrel in 1993.

         During 1994 general and administrative expenses were $737,870 compared to $864,149 for the prior year, a decrease of $126,279 or 14.6%. The decrease is attributable to reductions in personnel and corporate overhead. Additional reductions were made in late 1994 and the first quarter of 1995 to further reduce general and administrative expenses in future periods.

         The Company reported a net loss on the disposition of oil and gas properties, equipment, inventory and other assets of $532,208 during 1994 compared to a net gain on dispositions of $45,541 during 1993. The 1994 loss arose from the sale of certain non-strategic properties which the Company elected to sell due to marginal production and limited development potential.

         Interest expense remained relatively unchanged despite substantial reductions in 1994 in outstanding borrowings reflecting lower average borrowings outstanding for 1994 compared to 1993 offset by increases in interest rates under the Company's credit agreements.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the year ended December 31, 1994 of $1,307,407 compared to a net loss of $1,077,143 for the prior year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                 PAGE
                                                                 ----
Report of Independent Accountants                                 18

Consolidated Balance Sheets                                       19

Consolidated Statements of Operations                             21

Consolidated Statements of Stockholders' Equity                   22

Consolidated Statements of Cash Flows                             23

Notes to Consolidated Financial Statements                        26

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Golden Oil Company:


We have audited the consolidated financial statements and financial statement schedule of Golden Oil Company as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Oil Company as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                        COOPERS & LYBRAND L.L.P.



 Houston, Texas
April 15, 1996

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31,
                                                                              ----------------------------------------
                                                                                   1995                         1994
                                                                              ------------                ------------
                  ASSETS
Current assets:
   Cash and cash equivalents                                                   $    67,599                 $    92,609
   Short-term investments                                                           24,264                      23,528
   Accounts receivable:
     Oil and gas sales                                                             228,844                     255,876
     Drilling and operations                                                        88,327                     108,018
       (including an allowance for
         doubtful accounts of $73,118
         and $89,363 for 1995 and
         1994, respectively)
     Affiliates and other                                                           71,524                      97,725
   Prepaid expenses and other                                                       29,227                      44,183
                                                                              ------------                ------------

     Total current assets                                                          509,785                     621,939
                                                                              ------------                ------------

Property and equipment, at cost:
   Oil and gas properties
     (using the successful efforts
       method of accounting)
   Producing properties                                                          5,847,201                   5,994,169
   Undeveloped leasehold costs                                                     105,000                     105,000
                                                                              ------------                ------------
     Total oil and gas properties                                                5,952,201                   6,099,169

   Pipeline, field and other well
     equipment                                                                     267,743                     280,982
   Other property and equipment                                                    461,125                     455,610
                                                                              ------------                ------------
                                                                                 6,681,069                   6,835,761
Less accumulated depreciation,
   depletion and amortization                                                   (3,454,413)                 (3,085,838)
                                                                              ------------                ------------

     Net property and equipment                                                  3,226,656                   3,749,923
                                                                              ------------                ------------

Investment in office building                                                      205,848                     228,076
Other assets                                                                         1,481                       1,481
                                                                              ------------                ------------

                                                                               $ 3,943,770                 $ 4,601,419
                                                                              ------------                ------------

                 See Notes to Consolidated Financial Statements

                             GOLDEN OIL COMPANY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                                             DECEMBER 31,
                                                                              ----------------------------------------
                                                                                    1995                      1994
                                                                              ------------                ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current portion of long-term debt                         $    122,079                $   389,237
   Accounts payable:
     Drilling and operations                                                        986,732                     953,442
     Production and other                                                           247,742                     268,975
   Accrued expenses                                                                 126,375                     112,285
                                                                               ------------                ------------

     Total current liabilities                                                    1,482,928                   1,723,939
                                                                               ------------                ------------

Long-term debt                                                                       86,540                         --
Other liabilities                                                                    87,213                      37,214

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
   Preferred stock, par value $.01;
     authorized 10,000,000 shares,
     none issued                                                                        --                          --
   Common stock, par value $.01;
     authorized 15,000,000 shares,
     issued and outstanding 1,424,291
     shares in 1995 and 1,404,291 in 1994                                            14,243                      14,043
   Class B convertible common stock,
     par value $.01; authorized 3,500,000
     shares; issued and outstanding 22,254
     shares in 1995 and 1994                                                            223                         223
   Additional paid-in capital                                                    13,839,479                  13,819,679
   Accumulated deficit                                                          (11,566,856)                (10,993,679)
                                                                               ------------                ------------

     Total stockholders' equity                                                   2,287,089                   2,840,266
                                                                               ------------                ------------

                                                                               $  3,943,770                $  4,601,419
                                                                               ------------                ------------

                 See Notes to Consolidated Financial Statements

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Years Ended December 31,
                                                                        ------------------------------------------------------------
                                                                            1995                    1994                    1993
                                                                        -----------             -----------             -----------
Revenues:
   Oil and gas production ..................................            $ 1,245,986             $ 1,589,302             $ 2,200,874

   Other ...................................................                 33,515                  23,615                  17,866
                                                                        -----------             -----------             -----------

     Total revenues ........................................              1,279,501               1,612,917               2,218,740
                                                                        -----------             -----------             -----------

Costs and expenses:
   Production costs ........................................                814,841               1,070,306               1,388,721
   Depreciation, depletion and
     amortization ..........................................                508,745                 542,367                 709,567
   General and administrative ..............................                431,701                 737,870                 864,149
                                                                        -----------             -----------             -----------

     Total costs and expenses ..............................              1,755,287               2,350,543               2,962,437
                                                                        -----------             -----------             -----------

                                                                           (475,786)               (737,626)               (743,697)

Gain (loss) on sale of property,
   equipment and other assets ..............................                 12,576                (532,208)                 45,541
Equity in net loss of investments ..........................                (22,228)                   --                      --
Property acquisition costs .................................                (66,142)                   --                      --
Financing expenses .........................................                   --                      --                  (344,958)
 Interest income ...........................................                  1,092                    --                    15,243
Interest expense ...........................................                (31,416)                (46,844)                (46,188)

Other income (expense) .....................................                  8,727                   9,271                  (3,084)
                                                                        -----------             -----------             -----------

Net earnings (loss) ........................................            $  (573,177)            $(1,307,407)            $(1,077,143)
                                                                        -----------             -----------             -----------

Net earnings (loss) per common
   shares ..................................................            $     (0.40)            $     (0.93)            $     (0.77)
                                                                        -----------             -----------             -----------

Weighted average number of
common shares and common
share equivalents outstanding ..............................              1,424,291               1,404,291               1,404,291
                                                                        -----------             -----------             -----------

                 See Notes to Consolidated Financial Statements

                               GOLDEN OIL COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          CLASS B
                                                  COMMON STOCK         COMMON STOCK     ADDITIONAL                         TOTAL
                                               -------------------    ---------------     PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                               SHARES       AMOUNT    SHARES   AMOUNT     CAPITAL         DEFICIT         EQUITY
                                               ------       ------    ------   ------     -------         -------          ------
Balance at December 31,1992 ..............    1,404,291    $14,043    22,254    $223    $13,819,679    $ (8,488,897)    $ 5,345,048

Net earnings (loss) ......................         --         --        --       --            --        (1,077,143)     (1,077,143)


Property dividend ........................         --         --        --       --            --          (103,426)       (103,426)
                                              ---------    -------    ------    ----    -----------    ------------     -----------

Balance at December 31,1993 ..............    1,404,291     14,043    22,254     223     13,819,679      (9,669,466)      4,164,479


Net earnings (loss) ......................         --         --        --       --            --        (1,307,407)     (1,307,407)


Property dividend ........................         --         --        --       --            --           (16,806)        (16,806)
                                              ---------    -------    ------    ----    -----------    ------------     -----------

Balance at December 31,1994 ..............    1,404,291     14,043    22,254     223     13,819,679     (10,993,679)      2,840,266

Net earnings (loss) ......................         --         --        --       --            --          (573,177)       (573,177)


Common stock issued to
   Directors .............................       20,000        200      --       --          19,800            --            20,000
                                              ---------    -------    ------    ----    -----------    ------------     -----------

Balance at December 31,1995 ..............    1,424,291    $14,243    22,254    $223    $13,839,479    $(11,566,856)    $ 2,287,089
                                              ---------    -------    ------    ----    -----------    ------------     -----------

                 See Notes to Consolidated Financial Statements

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------------------
                                                                             1995                    1994                    1993
                                                                          ---------             -----------             -----------
Cash flows from operating activities:
   Net earnings (loss) .......................................            $(573,177)            $(1,307,407)            $(1,077,143)
   Adjustments to reconcile net
     loss to net cash provided
     by (used in) operating activities:
   Depreciation, depletion
     and amortization ........................................              508,745                 542,367                 709,567
   Equity in net loss of investments .........................               22,228                    --                      --
   Charge for deferred property
     acquisition costs .......................................               66,142                    --                      --
   (Gain) loss on sale of
     property, equipment and
     other assets ............................................              (12,576)                532,208                 (45,541)
   Financing expenses ........................................                 --                      --                   344,958
Changes in assets and
   liabilities:
     (Increase) decrease in
       accounts receivable, net ..............................               72,924                  (5,379)                 64,596
     (Increase) decrease in
       prepaid expenses and other ............................               14,956                    (913)                  4,632
     Increase (decrease) in
       accounts payable ......................................               12,057                 (88,006)                174,607
     Increase (decrease) in other
       liabilities ...........................................               50,000                  (2,067)                (26,720)
     Increase (decrease) in

       accrued expenses ......................................               34,090                  (3,926)                 32,280
                                                                          ---------             -----------             -----------

     Net cash provided by (used in)
       operating activities ..................................            $ 195,389             $  (333,123)            $   181,236
                                                                          ---------             -----------             -----------

                 See Notes to Consolidated Financial Statements

                               GOLDEN OIL COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------------
                                                                               1995                   1994                   1993
                                                                            ---------              ---------              ---------

Cash flows from investing activities:
   Proceeds from sale of
     property and equipment ...................................             $  27,579              $ 401,358              $ 116,758
   Proceeds from the sale of
     investments ..............................................                  --                   30,084                 33,136
   Increase in short-term
     investments ..............................................                  (736)                  (962)                  (566)
   Additions of oil and gas
     properties ...............................................               (59,344)                  --                 (121,113)
   Additions of other property and
     equipment ................................................                (7,280)               (14,301)               (42,300)
                                                                            ---------              ---------              ---------

       Net cash provided by (used in)
         investing activities .................................               (39,781)               416,179                (14,085)
                                                                            ---------              ---------              ---------


Cash flows from financing activities:
   Financing costs ............................................                  --                     --                 (332,134)
    Proceeds from issuance of
     short-term debt ..........................................                  --                   25,000                224,737
   Proceeds from issuance of
     long-term debt ...........................................                86,540                   --                  125,000
   Payment of debt ............................................              (267,158)              (278,000)              (256,500)
                                                                            ---------              ---------              ---------

       Net cash used in
         financing activities .................................              (180,618)              (253,000)              (238,897)
                                                                            ---------              ---------              ---------

   Net decrease in cash and
     cash equivalents .........................................               (25,010)              (169,944)               (71,746)
   Cash and cash equivalents at
     beginning of year ........................................                92,609                262,553                334,299
                                                                            ---------              ---------              ---------
   Cash and cash equivalents at
     end of year ..............................................             $  67,599              $  92,609              $ 262,553
                                                                            ---------              ---------              ---------

                 See Notes to Consolidated Financial Statements


                               GOLDEN OIL COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental Disclosure of Cash Flow Information:


         As more fully discussed in Note 7 to the Consolidated Financial Statements in 1993 the Company settled certain net amounts due from another company which shares office facilities with the Company (and which has one common officer and director but no ownership of the Company) in the amount of $77,000 and from an officer of the Company in the amount of $226,000. In payment the Company received ownership interests in the Company's headquarters office building in Post Oak Park, Houston, Texas. Also, in 1993 the Company recognized a noncash charge totaling approximately $85,000 in settlement of its obligation to reimburse an officer for costs incurred on its behalf for periods prior to 1989. At December 31, 1994 accounts receivable from an affiliate in the amount of $45,000 were exchanged for an additional ownership interest in the Company's headquarters office building.

         In accordance with established Company policy, during 1995 the Company paid Directors' fees of $20,000 by issuing shares of the Company's Common Stock in lieu of cash payment.

         Cash paid for interest amounted to $37,762, $42,952 and $33,473 for 1995, 1994 and 1993, respectively. No cash was paid for income taxes in 1995, 1994 or 1993.

                               GOLDEN OIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Golden Oil Company (the "Company") include its wholly owned subsidiaries Regal Petroleum, Ltd. ("Regal"); Spur Petroleum, Inc. ("Spur"); Golden Oil Holding Corporation ("Holding"); and Golden Resources, Inc. ("GRI"). Effective January 1, 1995 the Company began accounting for its investment in its headquarters office building under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

OIL AND GAS PROPERTIES

         The Company follows the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, costs associated with the acquisition, drilling and equipping of successful exploratory wells and all developmental costs, including developmental dry holes, are capitalized and amortized using the unit-of-production method. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.

         Proceeds from the sale of an interest in an oil and gas property are credited to the asset account until all capitalized costs are recovered relative to that property.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 121 is effective for fiscal years beginning after December 15, 1995, and requires that long-lived assets, including proved oil and gas properties, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is currently evaluating the impact of adopting SFAS No. 121 and does not know the amount, if any, of an impairment that may be recognized in connection with the adoption of this accounting standard.

PROPERTY AND EQUIPMENT

         Property and equipment are being depreciated over their estimated useful lives which range from three to ten years using the straight line method. Expenditures for maintenance and repairs which do not improve or extend the useful lives are charged to operations as incurred, while expenditures for major renewals and betterments are capitalized. Dispositions of assets are reflected at their historical cost less accumulated depreciation, with the resulting net gain or loss reflected in operations currently.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PER SHARE DATA

         Pursuant to stockholder approval, on July 15, 1993 the Company effected a 1:50 reverse stock split on its Common Stock, and subsequently declared a six share dividend on each share of the Company's post-split Common Stock and Class B Common Stock. The effect of these transactions approximates a 1:7 reverse stock split. All share and per share amounts used herein have been adjusted to reflect the reverse split and share dividend.

         Earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares of Common Stock and common share equivalents outstanding during each period. Options to acquire shares of Common Stock are included in the computation of earnings per share of Common Stock to the extent that they are dilutive. Fully diluted earnings per share is not presented because such data would not be significantly different from the amounts shown.

FINANCING COSTS

         In accordance with Securities and Exchange Commission ("SEC") guidelines, in 1993 the Company had deferred certain costs associated with ongoing financing arrangements. Costs related to specific financing alternatives which are not completed are charged to operations in the period that management determines the financing alternative either is no longer under consideration or that SEC guidelines require recognition of such costs. In 1993, the Company charged to operations all remaining amounts previously deferred in the third quarter of 1993.

INCOME TAXES

         The Company and its wholly owned subsidiaries join in filing a consolidated federal income tax return. Investment tax credits are accounted for by the flow-through method.

         The Company recognizes deferred income tax assets and liabilities based on the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

CASH EQUIVALENTS

         For purposes of financial statement presentation, highly liquid instruments purchased with an original maturity of three months or less are shown as cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments are different from the book value. The carrying value of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short term maturities of these instruments. The carrying value of the Company's credit agreements approximate fair value because the rate on such instruments are variable, based on current market.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") effective January 1, 1994. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximated market value. The Company's short-term investments at December 31, 1995 and 1994 consisted of a 12 month certificate of deposit held by a federally insured bank for which cost approximated fair market value.

         Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilties at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Supplemental Oil and Gas Information (Unaudited).

RECLASSIFICATIONS

         Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1995 consolidated financial statements with no effect on reported results of operations.

(2)      OIL AND GAS PRODUCING ACTIVITIES

         Shown below are the historical net capitalized costs and related accumulated depreciation, depletion and amortization for the Company's oil and gas properties at the dates indicated. The Company's oil and gas operations are conducted entirely in the United States.

                                                                     AT DECEMBER 31,
                                               ------------------------------------------------------------
                                                      1995                  1994                1993
                                               -------------------     ----------------    ----------------

Oil and gas properties:
   Producing                                       $     5,847,201        $   5,994,169       $   8,195,623
   Non-producing                                           105,000              105,000             105,000
                                               -------------------     ----------------    ----------------
                                                         5,952,201            6,099,169           8,300,623
Less accumulated depreciation,
   depletion and amortization                           (2,957,112)          (2,626,913)         (3,436,223)
                                               -------------------     ----------------    ----------------

   Net oil and gas
     properties                                    $     2,995,089        $   3,472,256       $   4,864,400
                                               -------------------     ----------------    ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Costs incurred in the Company's oil and gas operations and related accumulated depletion, depreciation and amortization per equivalent unit of production are shown below. For purposes of determining the equivalent unit of production, six Mcf of gas production is assumed to be equivalent to production of one barrel of oil.

                                                            At December 31,
                                          ----------------------------------------------------
                                           1995                  1994                   1993
                                          -------               -------               --------
Property acquisition costs:
   Producing ..........................   $  --                 $  --                 $ 66,863
   Non-producing ......................      --                    --                     --
                                          -------               -------               --------
                                             --                    --                   66,863
                                          =======               =======               ========


Exploration costs .....................      --                    --                   18,042
                                          =======               =======               ========


Development costs .....................    59,344                  --                   19,911
                                          =======               =======               ========

Depletion .............................   470,369               500,424                653,738
                                          =======               =======               ========

Depletion per
   equivalent unit of production ......   $  4.83               $  3.98               $   4.18
                                          =======               =======               ========

         At present, the Company is engaged primarily in the development and operation of oil and gas properties in Oklahoma and New Mexico. At December 31, 1995 and 1994 the Company's accounts receivable, which generally are not collateralized, were primarily from entities and individuals involved in the oil and gas industry. The Company sells its oil and gas production on currently available markets and pursuant to contracts with various purchasers. The purchasers of the Company's production volumes are principally established oil and gas and industrial companies. The Company does not anticipate nonperformance by the counterparties. In 1995, the Company entered into fixed price arrangements for the majority of its oil production with two of its three significant purchasers through March 1996 at an average net price of approximately $17.00 per barrel. During 1995 sales to three purchasers accounted for approximately 55%, 28% and 14%, respectively, of the Company's total revenues. For each of the two previous years, sales to three purchasers accounted for approximately 45%, 23%, and 14% for the year ended December 31, 1994 and 42%, 20%, and 18% for the year ended December 31, 1993 of the Company's total revenues. No other customer accounted for more than ten percent of the Company's total revenues during those periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      AGREEMENTS TO PURCHASE OIL AND GAS  PROPERTIES

         As more fully discussed in Note 3 to Consolidated Financial Statements, during the fourth quarter of 1993 the Company entered into an agreement to purchase proved producing reserves in oil and gas properties in New Mexico's San Juan Basin. Under the agreement the Company was obligated to close the transaction or give up a nonrefundable deposit of $42,000 on the properties. Due to existing oil and gas prices, environmental and operational factors related to these prospective acquisitions which arose subsequent to the initial agreement to purchase these properties, the Company elected not to close on the transaction. Accordingly, in the third quarter of 1995, the Company charged approximately $24,000 of acquisition-related costs and the $42,000 deposit to current year operations.

(4)     INDEBTEDNESS

         During 1995, the Company repaid the remaining principal balance of $169,500 due under its credit arrangement with a commercial bank in Tulsa, Oklahoma. The original principal amount of such credit arrangement was $525,000. The Company also maintained a $100,000 line of credit with the same bank and had borrowed $70,000 under such line of credit. In March 1996, the Company began reducing the principal amount borrowed under this line of credit by $5,000 each month. The credit arrangement provides for an interest rate of 2% above the bank's prime rate (10.5% at December 31, 1995 and 8.5% at December 31, 1994). No additional credit is currently available under this line of credit.

         During 1995 the Company maintained an additional $150,000 line of credit with a commercial bank in Albuquerque, New Mexico. In April 1995, the Company extended the maturity date of the line of credit until November 1995 at which time the Company began making monthly payments, including principal and interest at 1% over the bank's prime rate (9.75% at December 31, 1995), of approximately $7,000 each month scheduled through November 1997. Subsequent to the close of the 1995 year, such bank advised that it would increase the amount available under the credit arrangement to $400,000 and extend the maturity schedule of the credit arrangement to four years, subject to certain conditions. One condition was that the Company obtain an independent guarantee and source of repayment in full satisfaction to the bank from a principal officer of the Company. The Company's management and the bank were concerned about the Company's lack of liquidity, the current working capital deficit of approximately one million dollars, and the possible repeat of an oil price collapse as occurred in the first half of 1994. The Board of Directors also was concerned that the Company was not in a position to pay a guarantee fee in cash, and that out of necessity the Company would instead offer only unregistered shares of its stock. On March 29, 1996 the Board of Directors approved execution by the Company of the new credit agreement and the payment and delivery to the guarantor noncash compensation for the purchase of 250,000 unregistered shares of common stock through April 2006 for an exercise price of $0.20 per share. Prior to approval of the new credit arrangement and guarantee arrangement, the Board of Directors obtained a report, analysis, and written opinion as to the fairness of the guarantee fee from an independent oil and gas investment banking firm familiar with the Company's operations. In the regular course of its business, the investment banking firm renders advice on mergers, valuations, sales of assets and share values for small capital oil and gas companies. Proceeds from the additional financing will provide funds to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay certain liabilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On April 12, 1996 the Company executed the new credit arrangement which bears interest at 2% above the bank's prime rate (11.25% at April 12, 1996), but had not yet expended any funds available. Assuming all funds available under the credit arrangement are expanded, the Company will be required to make monthly payments, including principal and interest, beginning in May 1996 of approximately $10,400.

(5)     CAPITAL STOCK

         STOCK OPTIONS. The Company has a stock option plan for key employees (the "Employee Plan "). The Employee Plan is administered by the Stock Option Committee which is appointed by the Board of Directors. During 1989 the Stock Option Committee granted options covering 147,000 shares to the Company's Chairman at an exercise price (market price at the date thereof) of $1.79 per share which may be exercised in whole or in part through December 21, 1999. During 1990 the Stock Option Committee granted 49,000 options to other eligible employees at an exercise price (market price at the date thereof) of $1.79 per share which may be exercised in whole or in part through April 16, 2000. Options for 4,760 shares expired during 1992 pursuant to the terms of the Employee Plan. There were no options exercised or granted during the years 1995, 1994 or 1993.

         The Company also has a stock option plan covering 14,000 shares for the Company's non-employee directors (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will be granted 1,400 shares per year, subject to prior approval by the Board of Directors, at the market price on the date of grant. Options offering such shares may be exercised at any time from the date of grant with the balance exercisable after the first anniversary of the date of grant and all optioned shares must be exercised within five years from the date of grant. Options for 4,200 shares were granted on December 22, 1989 (which have now expired) at an exercise price of $1.79 per share and options for 2,800 shares were granted on January 2, 1991 at an exercise price of $4.46 per share. No options were granted or exercised during the year ended December 31, 1995, 1994 or 1993.

         CLASS B COMMON STOCK. During 1986 the stockholders of the Company approved the issuance of a new class of common stock designated Class B Common Stock ("Class B Common"). The holders of Class B Common, voting as a separate class, have the right to elect a simple majority of the Board of Directors and vote as a separate class on major corporate transactions. Holders of the Class B Common also vote share-for-share with holders of the Common Stock. Class B Common shares are not publicly traded, and are only transferable to persons within defined categories of "permitted transferees", but may be converted into Common Stock at any time on a share-for-share basis.

         PREFERRED STOCK. The Company also has an authorized class of Preferred Stock, par value $.01, of which there are currently 10,000,000 shares authorized, with none currently issued or outstanding.

                          NOTES TO FINANCIAL STATEMENTS

(6)      INCOME TAXES

         At December 31, 1995 the Company had aggregate net operating loss carryforwards of approximately $11,020,000 which expire at various dates through the year 2010 and net investment tax credit carryforwards of approximately $303,000 which expire at various dates through the year 2001. In connection with ownership changes resulting from certain transactions, the utilization of the net operating loss and net investment tax credit carryforwards are limited under Sections 382 and 383 of the Internal Revenue Code to a maximum of approximately $6,115,000. The utilization of such operating loss carryforwards is subject to certain annual limitations of approximately $379,000 within the statutory period. Certain other restrictions may also exist as to the utilization of such carryforwards. At December 31, 1995 the Company also has available federal statutory depletion and capital loss carryforwards.

The components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                Deferred Tax
                                             Assets (Liabilities)
                                    ------------------------------------
                                         1995                  1994
                                    ----------------     ----------------
 Accounts receivable               $          24,860    $          11,900
 Accrued expenses                             (1,190)              (6,188)
 Oil and gas properties (net)               (378,565)            (391,723)
 Investment in office building                40,880               40,880
 Net operating losses                      3,746,594            3,640,590
 Capital losses                              326,257              326,257
 Investment tax credit                       102,962              122,649
 Percentage depletion                      1,067,025            1,088,759
 Valuation allowance                      (4,928,823)          (4,833,124)
                                    ----------------     ----------------
 Net deferred tax assets
           (liabilities)            $          --        $          --
                                    ================     ================

         The Company's valuation allowance increased by approximately $96,000, $442,000, and $371,000 for 1995, 1994 and 1993, respectively.

(7)     CERTAIN TRANSACTIONS

                  In 1993 the Company settled certain net amounts due from another company which shares office facilities with the Company (and which has one common officer and director but no ownership of the Company) in the amount of $77,000 and from an officer in the amount of $226,000. In payment the Company received ownership interests constituting a 20% interest in the Company's headquarters office building, a 55,000 square foot mid-rise commercial structure in Post Oak Park, Houston, Texas. At December 31, 1994 accounts receivable in the amount of $45,000 were exchanged for an additional ownership interest in the Company's headquarters office building. The Company's interest in the building is approximately 23% after such exchange and as a result, the Company changed its method of accounting for this investment to the equity method beginning on January 1, 1995. The Company leases approximately 3,950 square feet of office space in such building of a total of approximately 53,000 square feet under a three year lease through December 31, 1996. The building is approximately 40% owned by such officer with the balance held by unrelated parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with establishment of a new electronic data processing and management reporting system, the Company is jointly and severally liable for a computer hardware and software lease together with a related party that is also jointly and severally liable for the lease obligation. The lease has a term of five years and provides for monthly payments of $3,050, of which one-half will be paid by the Company. The Company anticipates that it will share use of the hardware and additional software throughout such term.

(8)      COMMITMENTS AND CONTINGENCIES

         At December 31, 1995 the aggregate future minimum lease payments under the Company's noncancellable operating leases are:

                                    1996                      $   66,055
                                    1997                           18,000
                                    1998                           18,000
                                    1999                            1,500
                                    2000                             --
                                                              ---------------
                                            Total              $  103,555
                                                              ===============

               END OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       33
         SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         The following quantity and discounted estimates of future net cash flows are based on prices as of the respective year ends. No price escalation was assumed except for gas sales made under terms of contracts which include fixed and determinable escalation. Operating costs, production taxes, royalties and estimated future capital expenditures to complete development of the proved reserves were deducted in determining the quantity and discounted estimates of future net cash flows. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No deductions were made for general overhead, depreciation or other indirect costs. The following table reflects estimated quantities of proved oil and gas reserves. These reserves have been reduced for royalty interests owned by others. These reserves are all located in the United States and have been estimated by the Company's petroleum engineers. The Company considers such estimates to be reasonable; however, due to inherent uncertainties, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

                                                              ANALYSIS OF CHANGES IN PROVED RESERVES
                                                                       Years Ended December 31,
                                        -------------------------------------------------------------------------------------------
                                                   1995                          1994                                1993
                                        ------------------------       ----------------------------         -----------------------
                                           Oil             Gas             Oil               Gas              Oil           Gas
                                         (Bbls)           (Mcf)          (Bbls)             (Mcf)            (Bbls)        (Mcf)
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES:
Beginning of year ...............    1,477,446        1,209,079        1,601,749        2,722,202        2,057,731      3,706,957
Revisions of previous estimates .     (120,367)(4)      (96,266)          34,619         (469,511)        (340,558)      (562,917)
Sales of minerals in place ......         (200)            --            (86,991)        (720,626)         (20,515)       (52,413)
Extensions, discoveries and other
   additions ....................         --               --               --               --               --             --
Production ......................      (58,626)        (232,655)         (71,931)        (322,986)         (94,909)      (369,425)

Purchase of minerals in place ...         --               --               --               --               --             --
                                    ----------       ----------       ----------       ----------       ----------     ----------



End of year .....................    1,298,253(1)       880,158(1)     1,477,446(2)     1,209,079(2)     1,601,749(3)   2,722,202(3)
                                    ==========       ==========       ==========       ==========       ==========     ==========

PROVED DEVELOPED
  RESERVES:

Beginning of year ...............      611,326        1,209,079          672,437        2,525,202          940,872      2,957,816
                                    ==========       ==========       ==========       ==========       ==========     ==========



End of year .....................      432,133(1)       880,158(1)       611,326(2)     1,209,079(2)       672,437      2,525,020
                                    ==========       ==========       ==========       ==========       ==========     ==========

(1) Amounts computed using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf. In March 1993, an agreement was reached between the two principal operators in the South Dog Creek field (Calumet Oil and the Company ) to enhance and extend the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. Calumet Oil and the Company filed for a water injection permit with the EPA and during October 1993, a field-wide water injection permit was granted by the EPA to Calumet Oil and the Company. The total estimated cost of the initial phase of the waterflood project is estimated to be $135,000 of which the Company's share will be approximately $100,000. After full implementation the Company's share of the total costs of the waterflood project are expected to be approximately $750,000. The Company funded its initial share of the waterflood project costs incurred during 1995 using cash from operations.
(2) The Company used an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.
(3) Amounts determined using an oil price of $13.00 per barrel and gas prices ranging from $1.30 to $2.00 per Mcf.
(4) In 1995, the Company made certain revisions to estimated future lease operating expenses.

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
                         CASH FLOWS AND CHANGES THEREIN

         The standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is as follows:

                                                                                               DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                        1995                     1994                   1993
                                                                   ------------              ------------           ------------
Future cash inflows ..................................             $ 23,201,780              $ 26,877,040           $25,748,070 (3)
Future production and
   development costs .................................               (8,143,653)               (9,677,222)           (11,493,870)

Future income tax expenses ...........................               (3,161,915)               (3,735,514)            (1,850,297)
                                                                   ------------              ------------           ------------

Future net cash flows ................................               11,896,212                13,464,304             12,403,903

10% annual discount for
   estimated timing of
     cash flows ......................................               (4,690,122)               (5,364,457)            (4,878,452)
                                                                   ------------              ------------           ------------

     Standardized measure of
       discounted future net
        cash flows ...................................             $7,206,090 (1)(4)         $8,099,847 (2)         $  7,525,451
                                                                   ============              ============           ============

         Future net cash flows were computed using year-end prices and costs, and year end statutory tax rates that relate to existing proved oil and gas reserves.

(1) Amounts computed using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.
(2) Amounts computed using an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.
(3) Amounts computed using an oil price of $13.00 per barrel and gas prices ranging from $1.30 to $2.00 per Mcf.
(4) The realization of the discounted cash flows associated with the Company's proved undeveloped reserves in the South Dog Creek field are dependent on, among other things, the availability of financing to complete development and the success of the waterflood injection program.

         The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                       YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                             1995                 1994                 1993
                                                       ----------------    -----------------     ---------------
Standardized measure of
  discounted future net
  cash flows, beginning
      of  year .................................        $ 8,099,847         $ 7,525,451         $ 12,714,920
Sale of oil and gas
   produced, net of
     production costs ..........................           (413,988)           (499,928)            (812,153)
Net changes in prices and
   production costs ............................           (443,613)          2,257,584           (3,552,060)

Purchases of minerals in
   place .......................................               --                  --                   --

Sales of minerals in place .....................             (2,339)           (847,690)            (143,719)

Extensions and discoveries .....................               --                  --                   --

Revisions of previous quantity
   estimates ...................................         (1,051,461)            (57,470)          (3,281,541)
Net change in income taxes .....................            207,659          (1,030,645)           1,328,512

Accretion of discount ..........................            809,985             752,545            1,271,492
                                                         ----------         -----------         ------------            ---------

Standardized measure of
   discounted future net
     cash flows, end of year ...................        $ 7,206,090         $ 8,099,847 (2)     $  7,525,451
                                                        ===========         ===========         ============

         Future net cash flows were computed using year end prices and costs, and year end statutory tax rates that relate to existing proved oil and gas reserves.

(1) Amounts computed using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.
(2) Using an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.
(3) Using an oil price of $13.00 per barrel and gas prices ranging from $1.30 to $2.00 per Mcf. The relatively low oil prices experienced at December 31, 1993 resulted in the significant revision of previous quantity estimates to reflect certain wells which are not economical at such price ranges.


ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

         The definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The definitive Proxy Statement in connection with the 1996 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934 is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                            PAGE
(A)      1.       The following consolidated financial statements
                  are included in Part II, Item 8:

                  Report of Independent Accountants.......................    18

                  CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of December 31, 1995

                  and 1994................................................    19

                  Consolidated Statements of Operations for the
                  years ended December 31, 1995, 1994 and 1993.............   21

                  Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1995, 1994 and
                  1993.....................................................   22

                           Consolidated Statements of Cash Flows for the
                           years ended December 31, 1995, 1994 and 1993....   23

                           Notes to Consolidated Financial Statements......   26

                  2.       FINANCIAL STATEMENT SCHEDULES:

                           Schedule II Valuation and Qualifying Accounts...   41

              All other schedules are omitted because they are not
           applicable or the information is included in the financial statements and notes included herewith.

         (B)               REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the Company's last fiscal quarter of 1995.

         (C)               EXHIBITS

                           The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such statement or report is identified in parenthesis.

                  3.       ARTICLES OF INCORPORATION AND BYLAWS

                  3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of Form 10-K for the year ended December 31, 1985).

                  3.2 Bylaws (incorporated by reference to Exhibit 3 of Form 10-K for the year ended December 31, 1985).

         10.          MATERIAL CONTRACTS

         10.1 Pinnacle Petroleum, Inc. Amended and Restated Employees' Stock Option Plan (incorporated by reference from Exhibit I to Pinnacle Petroleum, Inc. Proxy Statement dated November 29,
                  1989).

         10.2     Directors' Stock Option Plan (incorporated by reference from
                  Exhibit II to Pinnacle Petroleum, Inc. Proxy Statement dated November 29, 1989).

         10.3 Agreement and Plan for Merger by and between Golden Oil Company, Golden Oil Holding Corporation and Cobb Resources Corporation dated November 28, 1990 (incorporated by reference from Exhibit 1 to Form 8-K dated November 28, 1990).

         10.4 Stock Option Agreement between Golden Oil Company and Cobb Resources Corporation dated November 28, 1990 (incorporated by reference from Exhibit 2 to Form 8-K dated November 28, 1990).

         10.5 Directors Agreement among George O. Lotspeich, B. W. Miller, Malcolm G. Colberg, William J. Mayhew, Frank J. Yeager, Ralph
                  T. McElvenny, Jr., Anthony B. Petrelli and Golden Oil Company dated November 28, 1990 (incorporated by reference from Exhibit 4 to Form 8-K dated November 28, 1990).

         10.6 Asset Purchase Agreement, dated April 5, 1991, by and between Golden Oil Company, Cobb Resources Corporation and Chace Oil Company, Inc. (incorporated by reference from Exhibit 10.13 to Cobb Resources Corporation Form 10-K for the year ended June 30, 1991).

         10.7 Shareholders Agreement, dated as of April 5, 1991, between Golden Oil Company, Cobb Resources Corporation, Horace F. McKay, Jr. George O. Lotspeich and Frank J. Yeager (incorporated by reference from Exhibit 10.15 to Cobb Resources Corporation Form 10-K for the year ended June 30,
                  1991).

         10.8 Amendment No. 1 to Directors Agreement, dated as of April 5, 1991, between Golden Oil Company and Malcolm G. Colberg, George O. Lotspeich, William J. Mayhew, Ralph T. McElvenny, Jr., B. W. Miller, Anthony B. Petrelli and Frank J. Yeager (incorporated by reference from Exhibit 10.17 to Cobb Resources Corporation Form 10-K for the year ended June 30,
                  1991).

         10.9 Amendment No. 1 to Asset Purchase Agreement, dated June 25, 1991, by and between Golden Oil Company, Cobb Resources Corporation and Chace Oil Company, Inc. (incorporated by reference from Exhibit 10.14 to Cobb Resources Corporation Form 10-K for the year ended June 30, 1991).

         10.10 Amendment No. 2 to Asset Purchase Agreement, dated as of September 30, 1991, by and between Golden Oil Company, Cobb Resources Corporation and Chace Oil Company, Inc. (incorporated by reference from Exhibit 10.18 to Cobb Resources Corporation 10-K for the year ended June 30, 1991).

         10.11 Stock Purchase Agreement, dated October 16, 1992, by and between Golden Oil Company, Cobb Resources Corporation, and Charles Cobb IV (incorporated by reference from Exhibit 10.11 to Form 10-K for the year ended December 31, 1992).

         22.1     SUBSIDIARIES OF THE COMPANY (filed herewith).


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                        Additions        Charged to
                                      Balance at        Charged to          Other                             Balance
                                      Beginning         Costs and         Accounts         Deductions        at End of
           Description                Of Period          Expenses         Describe        Describe (1)        Period
           -----------                ---------          --------         --------        ------------        ------
Year Ended December 31, 1993

   Allowance for doubtful
     accounts ......................  $37,840            14,523              --                --             $52,363
                                      =======           =======           =======           =======           =======



Year Ended December 31, 1994

   Allowance for doubtful
     accounts ......................  $52,363            37,000              --                --             $89,363
                                      =======           =======           =======           =======           =======



Year Ended December 31, 1995

   Allowance for doubtful
     accounts ......................  $89,363              --                --             (16,245)          $73,118
                                      =======           =======           =======           =======           =======

_______________
(1)      Accounts written off, net of recoveries and allowance adjustment.

                               GOLDEN OIL COMPANY

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GOLDEN OIL COMPANY




Date:                                   By:
                                           -------------------------------------
                                               Ralph T. McElvenny, Jr., Director
                                               Chief Executive Officer



                                        By:
                                           ------------------------------------
                                               Jeffrey V. Houston
                                               Principal Financial and
                                               Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date:                                   By:
                                           ------------------------------------
                                               Darryl L. Emmert, Director


Date:                                   By:
                                           -------------------------------------
                                               Ralph T. McElvenny, Jr., Director


Date:                                   By:
                                           -------------------------------------
                                               Frank J. Yeager, Director


                               GOLDEN OIL COMPANY

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GOLDEN OIL COMPANY




Date:    April 15, 1995                By:     /S/RALPH T. MCELVENNY, JR.
                                               ---------------------------
                                               Ralph T. McElvenny, Jr., Director
                                               Chief Executive Officer




                                       By:     /S/ JEFFREY V. HOUSTON
                                               ---------------------------
                                               Jeffrey V. Houston
                                               Principal Financial and
                                               Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




Date:    April 15, 1995                By:     /S/  DARRYL L. EMMERT
                                               ---------------------------------
                                               Darryl L. Emmert, Director


Date:    April 15, 1995                By:      /S/ RALPH T. MCELVENNY, JR.
                                               ---------------------------------
                                               Ralph T. McElvenny, Jr., Director
                                               Chief Executive Officer

Date:    April 15, 1995                By:      /S/ FRANK J. YEAGER
                                               -----------0---------------------
                                               Frank J. Yeager, Director


