Form 10-Q
period 1996-03-31
GOLDEN OIL CO /DE/
filed 1996-05-22
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                       OR

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                          COMMISSION FILE NUMBER 0-9946

                               GOLDEN OIL COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                 (State or other jurisdiction of incorporation
                                or organization)

                                   84-0836562
                      (I.R.S. Employer Identification No.)


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

                                 YES [X] NO [ ]

         As of May 1, 1996, the Registrant had outstanding 1,424,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B convertible common stock, par value $.01 per share.

                                  Page 1 or 19

                                    CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         -   Consolidated Statements of Operations......................       3

         -   Consolidated Balance Sheets................................       4

         -   Consolidated Statements of Cash Flows......................       6

         -   Notes to Consolidated Financial Statements.................       8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................      13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................      17

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           1996           1995
                                        -----------    -----------
Revenues:
   Oil and gas production ...........   $   277,657    $   327,353
   Other ............................         7,006          8,220
                                        -----------    -----------
        Total revenues ..............       284,663        335,573
                                        -----------    -----------

Costs and expenses:
   Production costs .................       192,471        198,586
   Depreciation, depletion and
     amortization ...................       102,156        130,189
   General and administrative .......        49,842         92,001
                                        -----------    -----------
        Total costs and expenses ....       344,469        420,776
                                        -----------    -----------

Gain (loss) on sale of property,
   equipment and other assets .......          --            8,000
Equity in net loss of investments ...        (2,800)          --
Interest income .....................           312           --
Interest expense ....................        (4,863)        (9,216)
Other income (expense) ..............           334         (1,288)
                                        -----------    -----------

Net earnings (loss) before cumulative
   effect of accounting change ......       (66,823)       (87,707)

Cumulative effect of accounting
   change (Note 1) ..................       (39,770)          --
                                        -----------    -----------

Net earnings (loss) .................   $  (106,593)   $   (87,707)
                                        ===========    ===========

Net earnings (loss) per common share    $      (.07)   $      (.06)
                                        ===========    ===========

Weighted average number of
   common shares and common
      share equivalents outstanding .     1,424,291      1,404,291
                                        ===========    ===========

                 See Notes to Consolidated Financial Statements.
                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                      MARCH 31,     DECEMBER 31,
                                                        1996           1995
                                                     -----------    -----------
         ASSETS

Current assets:
   Cash and cash equivalents .....................   $    72,070    $    67,599
   Short-term investments ........................        24,264         24,264
   Accounts receivable, net ......................       297,158        388,695
   Prepaid expenses and other ....................        22,634         29,227
                                                     -----------    -----------

        Total current assets .....................       416,126        509,785
                                                     -----------    -----------

Property and equipment, at cost:
   Oil and gas properties
    (using the successful efforts
      method of accounting)
         Producing properties ....................     5,875,819      5,847,201
        Non-producing properties .................       105,000        105,000
                                                     -----------    -----------

        Total oil and gas properties .............     5,980,819      5,952,201
                                                     -----------    -----------

Pipeline, field and other well
   equipment .....................................       268,305        267,743
Other property and equipment .....................       461,125        461,125
                                                     -----------    -----------
                                                       6,710,249      6,681,069

Less accumulated depreciation,
   depletion and amortization ....................    (3,596,339)    (3,454,413)
                                                     -----------    -----------

   Net property and equipment ....................     3,113,910      3,226,656
                                                     -----------    -----------

Investments in commercial realty .................       203,048        205,848
Other assets .....................................         1,481          1,481
                                                     -----------    -----------

                                                     $ 3,734,565    $ 3,943,770
                                                     ===========    ===========

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)



                                                      MARCH 31,     DECEMBER 31,
                                                        1996            1995
                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and
     current portion of long-term debt ..............$  134,133     $   122,079
   Accounts payable .................................  1,174,347      1,234,474
   Accrued expenses .................................    106,462        126,375
                                                     -----------    ------------

        Total current liabilities ...................  1,414,942      1,482,928
                                                     -----------    ------------

Long -term debt .....................................     51,914         86,540
Other liabilities ...................................     87,213         87,213

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01;
     authorized 10,000,000 shares, none issued ......       --              --
   Common stock, par value $.01;
     authorized 15,000,000 shares,
     issued and outstanding 1,424,291
     shares at March 31, 1996 and
     December 31, 1995 ..............................     14,243         14,243
   Class B convertible common stock,
     par value $.01; authorized 3,500,000
     shares, issued and outstanding
     22,254 shares at March 31,1996
     and December 31, 1995 ..........................        223            223
Additional paid-in capital .......................... 13,839,479     13,839,479
Accumulated deficit .................................(11,673,449)   (11,566,856)
                                                     -----------    ------------

        Total stockholders' equity ..................  2,180,496      2,287,089
                                                     -----------    ------------

                                                     $ 3,734,565    $ 3,943,770
                                                     ===========    ============

                 See Notes to Consolidated Financial Statements

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1996          1995
                                                        ---------     ---------
Cash flows from operating activities:
   Net earnings (loss) .............................    $(106,593)    $ (87,707)
   Adjustments to reconcile net
     income to net cash provided
       by operating activities:
     Depreciation, depletion
       and amortization ............................      102,156       130,189
     Equity in net loss of
       investment in commercial realty .............        2,800         2,012
     (Gain) loss on sale of property
       and equipment ...............................         --          (8,000)
     Cumulative effect of accounting
       change ......................................       39,770          --
     Changes in components of working capital:
       (Increase) decrease in accounts
         receivable, net ...........................       91,537        19,541
       (Increase) decrease in prepaid
         expenses and other ........................        6,593       (26,619)
       Increase (decrease) in accounts
         payable ...................................      (60,127)      (62,964)
       Increase (decrease) in accrued
         expenses ..................................      (19,913)        1,742
                                                        ---------     ---------

         Net cash provided by (used
            in) operating activities ...............    $  56,223     $ (31,806)
                                                        ---------     ---------

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)



                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1996        1995
                                                --------    --------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment ..........................   $   --      $  8,000
   Additions to oil and gas properties ......    (28,618)       --
   Additions of other property and
     equipment ..............................       (562)     (5,559)
                                                --------    --------

Net cash provided by (used in)
     investing activities ...................   $(29,180)   $  2,441
                                                --------    --------

Cash flows from financing activities:
   Payment of long-term debt ................    (22,572)    (55,500)
                                                --------    --------

Net cash provided by (used in)
     financing activities ...................   $(22,572)   $(55,500)
                                                --------    --------

Net increase (decrease) in cash and
   cash equivalents .........................      4,471     (84,865)
Cash and cash equivalents at
   beginning of period ......................     67,599      92,609
                                                --------    --------
Cash and cash equivalents at
   end of period ............................   $ 72,070    $  7,744
                                                =========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid for interest expense was $6,661 and $4,075 for the three months ended March 31, 1996 and 1995, respectively. No cash was paid for income taxes during the same corresponding periods.

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of Golden Oil Company ("Golden" or "Company") for the year ended December 31, 1995, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

                  The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect all adjustments of a normal recurring nature which are necessary to present a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of a full year of operations. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

                  On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". There was no effect on the financial position or results of operations from the adoption of this standard. In the future, however, adjustments could be required to the Company's producing oil and gas properties should prices for oil and gas decline significantly or if the Company were to revise its estimates of recoverable oil and gas reserves.

         RECLASSIFICATIONS

                  Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1996 Consolidated Financial Statements with no effect on reported results of operations.

                               GOLDEN OIL COMPANY

         ACCOUNTS RECEIVABLE

                  Amounts shown as accounts receivable are net of $73,118 at March 31, 1996 and December 31, 1995 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary.

         INVESTMENTS

                  The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS" 115) effective January 1, 1994. Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximates market value. The Company's short-term investments at March 31, 1996 and December 31, 1995 consisted of a certificate of deposit held by a federally insured bank.

                  The Company holds an ownership interest in its headquarters office building. For presentation purposes in the accompanying financial statements, the Company accounts for its investment using the equity method and recognizes its pro-rata share of net income or loss in its current operating statements.

         ACCOUNTING CHANGE

                  Effective January 1, 1996 the Company changed its depletion method on producing oil and gas properties from the property-by-property basis to the field basis of applying the unit-of-production method. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The Company believes that the field basis provides a better matching of expenses with revenues over the productive life of the properties and, therefore, that the new method is preferable to the property-by-property basis. The cumulative effect of this change in accounting method of $39,770 ($.03 per share) is reported separately in the accompanying consolidated statements of operations. The net effect of the change in method resulted in a $21,600 decrease in depletion and depreciation expense and a $21,600 increase in net income ($.02 per share) reported for the three months ended March 31, 1996. Had the change in method been implemented at the beginning of 1995, the pro forma impact on the results of operations for the three months ended March 31, 1995 would have been a decrease in depletion and depreciation expense of approximately $22,800 and a $22,800 increase in net income ($.02 per share).

                               GOLDEN OIL COMPANY

(2)      CERTAIN FIXED PRICE SALE AGREEMENTS

                  In order to plan Company operations and protect against sudden declines in oil and gas prices as experienced in late 1993 and the first half of 1994, during the first quarter of 1996 the Company entered into fixed price agreements with one principal purchaser of its oil production. Under such agreements, the Company has contracted for the sale of approximately fifty percent of its current average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $17.01 per barrel. Such agreements, which may be extended or modified, cover a term through at least December 31, 1996.

(3)      DEVELOPMENT OF SOUTH DOG CREEK FIELD

                  During the second quarter of 1996 the Company proceeded with field work for waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to join in such development and to pay their respective pro-rata shares of initial stage costs, the capital costs of which are expected to aggregate approximately $135,000. Although field work has begun, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until further development occurs. Upon completion of the initial phase of development, the Company will evaluate the field response before proceeding with possible further development. Also, further development of the South Dog Creek field is subject to the availability of financing from third party sources. Until actual production results are available there can be no assurance as to the availability of such financing.

                               GOLDEN OIL COMPANY

(4)      INDEBTEDNESS

                  In April 1995 the Company extended to November 1995 the maturity date of its line of credit with a commercial bank, and thereafter began making monthly payments, including principal and interest of approximately $7,000 each month scheduled through November 1997. Subsequent to the close of the first quarter of 1996 the Company negotiated a new credit agreement providing for increase of its borrowings from $125,000 to $400,000 and further extended the maturity schedule to four years, subject to certain conditions.

                  Proceeds from the additional financing are needed to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, including the working capital deficit, as well as the threat of any possible repeat of an oil price collapse such as occurred in the first half of 1994. As a result of such factors the Company was not able to pay a guarantee fee in cash, and instead proposed to offer unregistered shares of its Company stock. On March 29, 1996 the Board of Directors approved execution by the Company of bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. Prior to voting to approve the new bank credit and the guarantee arrangement, the Board of Directors retained an independent investment banking firm to advise concerning the fairness of terms proposed for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capital natural resource companies. At the meeting on March 29, 1996 the Board of Directors were delivered a written opinion to the effect that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

                  Under the Company's new credit agreement, effective as of April 12, 1996 the Company is required to make monthly payments, including principal and interest, beginning in May 1996 of approximately $10,400 through April 2000 and, as of May 15, 1996, the principal balance was approximately $175,000.

                               GOLDEN OIL COMPANY

                  In addition, the Company is paying down a line of credit with a second commercial bank under which $70,000 principal amount remains owed. Effective during March 1996, the Company began reducing the principal amount borrowed under such line by $5,000 each month. No additional credit is available under such line.

(5)      STRATEGIC CONSIDERATIONS

                  In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development particularly the Company's South Dog Creek field in Oklahoma. More recently, a number of material adverse changes have occurred in the industry. These have particularly affected small companies having oil and gas operations which were not diversified or offset by operations in another sector. In response to its changed operating environment, the Company is giving active consideration to diversification into other business sectors.

                  The Company has completed extensive engineering and regulatory work related to the waterflood development of the South Dog Creek field. Also during late 1993 and 1994, the Company diversified outside of the energy sector through acquisition of limited interests in the commercial office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing more substantial transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the oil and gas sector currently, the Company's ability to arrange financing to enter into a material transaction involves a number of factors. These include the degree of the Company's future success in development of its proved undeveloped reserves; the performance of oil and gas prices, respectively; and the availability to the Company of alternative opportunities to redeploy it capital.

                      End of Notes to Financial Statements.

                               GOLDEN OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Golden Oil Company is a diversified enterprise whose current operations emphasize oil and gas production and development. Over the last several years, the Company increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors. To date, an investment has been made in the real estate sector through the acquisition of a limited partnership interest in the Company's headquarters office building in Houston, Texas. However, the Company is actively reviewing more substantial transactions outside the energy sector.

         The Company's operations during 1995 and to date during 1996 have been funded primarily through internally generated funds from operating activities, sale of scattered nonstrategic oil and gas properties, existing working capital, and borrowings under its credit facilities. During the second quarter of 1996, the Company increased its line of credit under an existing bank facility from $150,000 to $400,000. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector, the Company will require additional financing. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, one use of proceeds will be to improve its current working capital position.

                               GOLDEN OIL COMPANY

         In April 1995 the Company extended to November 1995 the maturity date of its line of credit with a commercial bank, and thereafter began making monthly payments, including principal and interest of approximately $7,000 each month scheduled through November 1997. Subsequent to the close of the first quarter of 1996 the Company negotiated a new credit agreement providing for increase of its borrowings from $125,000 to $400,000 and further extended the maturity schedule to four years, subject to certain conditions.

         Proceeds from the additional financing are needed to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, including the working capital deficit, as well as the threat of any possible repeat of an oil price collapse such as occurred in the first half of 1994. As a result of such factors the Company was not able to pay a guarantee fee in cash, and instead proposed to offer unregistered shares of its Company stock. On March 29, 1996 the Board of Directors approved execution by the Company of bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. Prior to voting to approve the new bank credit and the guarantee arrangement, the Board of Directors retained an independent investment banking firm to advise concerning the fairness of terms proposed for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capital natural resource companies. At the meeting on March 29, 1996 the Board of Directors were delivered a written opinion to the effect that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

         Under the Company's new credit agreement, effective as of April 12, 1996 the Company is required to make monthly payments, including principal and interest, beginning in May 1996 of approximately $10,400 through April 2000 and, as of May 15, 1996, the principal balance was approximately $175,000.

         In addition, the Company is paying down a line of credit with a second commercial bank under which $70,000 principal amount remains owed. Effective during March 1996, the Company began reducing the principal amount borrowed under such line by $5,000 each month. No additional credit is available under such line.

                               GOLDEN OIL COMPANY

         Cash flow generated by operating activities was $56,223 for the first three months of 1996 compared to ($31,806) the first three months of 1995. The increase from the first three months of 1995 primarily reflects reductions in field operating expenses and reductions in general and administrative expenses partially offset by a decline in production revenues due to low production on certain properties in the first three months of 1996 from the first three months of 1995. In addition, the Company continues to make reductions in corporate overhead, both through reductions in personnel and fees for outside services.

         During the first quarter of 1996, the Company entered into fixed price arrangements at an average net price of approximately $17.01 per barrel on approximately fifty percent of its oil production. The Company believes revenues generated under the fixed price arrangements and the effect of reductions in corporate overhead during the past year will generate cash flows sufficient to meet its operating and capital requirements.

         During the second quarter of 1996 the Company proceeded with field work for waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to join in such development and to pay their respective pro-rata shares of initial stage costs, the capital costs of which are expected to aggregate approximately $135,000. Although field work has begun, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until further development occurs. Upon completion of the initial phase of development, the Company will evaluate the field response before proceeding with possible further development. Also, further development of the South Dog Creek field is subject to the availability of financing from third party sources. Until actual production results are available there can be no assurance as to the availability of such financing.

         At March 31, 1996, the Company had a working capital deficit of $998,816 compared to a working capital deficit of $973,143 at December 31,1995, and a current ratio of .29 to 1.00 as of March 31, 1996 compared to a current ratio of .34 to 1.00 as of December 31, 1995. The increase in the working capital deficit at March 31, 1996 primarily reflects payables associated with the increased capital expenditures on the waterflood project partially offset by a reduction in receivables from working interest participants.

                               GOLDEN OIL COMPANY

         Due to factors including changes in tax laws, adverse changes in the economics of exploration drilling and the availability to the Company of alternative uses of capital, during the late 1980s the Company curtailed exploration activities. If the Company commences such programs in the future, it intends to continue its previous policy of sharing exploration risks with third party drilling participants. Certain of the Company's oil and gas leases provide for ongoing drilling arrangements for periodic development of proved reserves. The Company's principal development obligations under such agreements have been suspended pending clarification of title assignments on certain federal leases. The Company expects to obtain drilling participation's from industry partners so as to reduce the amount of the Company's required drilling commitments. The Company believes that conditions in the independent oil and gas industry may continue to generate opportunities to expand its scope of operations through corporate transactions.

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 WITH THE THREE MONTHS ENDED MARCH 31, 1995.

         REVENUES

         Revenues from oil and gas production decreased from $327,353 during the first quarter of 1995 to $277,657 in the comparable 1996 quarter, a decrease of $49,696. The decrease is primarily attributable to a temporary decline in production volumes on certain properties resulting from the Company performing field work for waterflood development of its South Dog Creek field in Osage County, Oklahoma during the first quarter of 1996. Production volumes from these properties are expected to return to normal levels in the second quarter of 1996 upon completion of initial fieldwork related to the waterflood project.

         Other revenue was $7,006 for the first quarter of 1996 compared to $8,220 for the comparable period in 1995, primarily due to a decrease in gathering and operating fees.

         COSTS AND EXPENSES

         Oil and gas production costs decreased by $6,115 from $198,586 for the first quarter of 1995 to $192,471 for the same period in 1996. General and administrative expenses decreased by $42,159 from $92,001 for the first quarter of 1995 to $49,842 for the same period in 1996. The decrease is primarily attributable to reductions in personnel and corporate overhead.

         Depreciation, depletion and amortization expenses decreased from $130,189 for the first quarter of 1995 to $102,156 for the comparable period of 1996.

         Loss on property and equipment during the first quarter of 1995 of $8,000 reflects the sale of certain scattered, nonstrategic wells. Interest expense decreased by $4,353 from $9,216 for the first quarter of 1995 to $4,863 for the same period in 1996 due to reductions in principal amounts outstanding.

         As discussed more fully in Note 1 to the Consolidated Financial Statements, the Company recognized a nonrecurring noncash charge for the cumulative effect of a change in the accounting method for depletion of $39,770.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended March 31, 1996 of $106,593 compared to a net loss of $87,707 for the same period of 1995.

                               GOLDEN OIL COMPANY

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                    (a)    Exhibits

                           Exhibit 28.4. Letter from independent accountants
                                         concerning accounting change.

                    (b)    Reports on Form 8-K

                           None.

                               GOLDEN OIL COMPANY

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GOLDEN OIL COMPANY



Date:    May 15, 1996                 By:
                                          Chief Executive Officer


                                      By:
                                          Chief Financial and Accounting Officer