Form 10-Q
period 1996-06-30
GOLDEN OIL CO /DE/
filed 1996-08-15
CIK 350685

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________.

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

                                 YES [X] NO [ ]

      As of August 1, 1996, the Registrant had outstanding 1,424,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B convertible common stock, par value $.01 per share.

                                    CONTENTS


                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

            -   Consolidated Statements of Operations.....................    3

            -   Consolidated Balance Sheets...............................    5

            -   Consolidated Statements of Cash Flows.....................    7

            -   Notes to Consolidated Financial Statements................    9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   14

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................   20

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                      1996              1995
                                                   -----------      -----------
Revenues:
   Oil and gas production ....................     $   316,912      $   308,693
   Other .....................................           7,707            8,680
                                                   -----------      -----------
        Total revenues .......................         324,619          317,373
                                                   -----------      -----------
Costs and expenses:
   Production costs ..........................         200,694          205,920
   Depreciation, depletion and
     amortization ............................          99,810          130,221
   General and administrative ................          82,299           95,606
                                                   -----------      -----------
        Total costs and expenses .............         382,803          431,747
                                                   -----------      -----------
Gain (loss) on sale of property,
   equipment and other assets ................            --                337
Equity in net loss of investments ............          (6,954)            --
Interest income ..............................             314             --
Interest expense .............................          (6,383)          (9,795)
Other income (expense) .......................           2,056             (753)
                                                   -----------      -----------
Net earnings (loss) ..........................     $   (69,151)     $  (124,585)
                                                   ===========      ===========

Net earnings (loss) per common share .........     $      (.05)     $      (.09)
                                                   ===========      ===========
Weighted average number of
   common shares and common
      share equivalents outstanding ..........       1,424,291        1,404,291
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

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                      1996             1995
                                                   -----------      -----------
Revenues:
   Oil and gas production ....................     $   594,569      $   636,046
   Other .....................................          14,713           16,900
                                                   -----------      -----------
        Total revenues .......................         609,282          652,946
                                                   -----------      -----------
Costs and expenses:
   Production costs ..........................         393,165          404,506
   Depreciation, depletion and
     amortization ............................         201,966          260,410
   General and administrative ................         132,141          187,607
                                                   -----------      -----------
        Total costs and expenses .............         727,272          852,523
                                                   -----------      -----------
Gain (loss) on sale of property,
   equipment and other assets ................            --              8,337
Equity in net loss of investments ............          (9,754)            --
Interest income ..............................             626             --
Interest expense .............................         (11,246)         (19,011)
Other income (expense) .......................           2,390           (2,041)
                                                   -----------      -----------
Net earnings (loss) before cumulative
   effect of accounting change ...............        (135,974)        (212,292)

Cumulative effect of accounting
   change (Note 1) ...........................         (39,770)            --
                                                   -----------      -----------
Net earnings (loss) ..........................     $  (175,744)     $  (212,292)
                                                   ===========      ===========
Net earnings (loss) per common share .........     $      (.12)     $      (.15)
                                                   ===========      ===========
Weighted average number of
   common shares and common
      share equivalents outstanding ..........       1,424,291        1,404,291
                                                   ===========      ===========

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                    JUNE 30,        DECEMBER 31,
                                                      1996              1995
                                                   -----------      -----------
      ASSETS
Current assets:
   Cash and cash equivalents .................     $    16,013      $    67,599
   Short-term investments ....................          24,264           24,264
   Accounts receivable, net ..................         358,549          388,695
   Prepaid expenses and other ................          33,309           29,227
                                                   -----------      -----------

        Total current assets .................         432,135          509,785

Property and equipment, at cost:
   Oil and gas properties
    (using the successful efforts
      method of accounting)
         Producing properties ................       5,901,428        5,847,201
        Non-producing properties .............         105,000          105,000
                                                   -----------      -----------
        Total oil and gas properties .........       6,006,428        5,952,201
                                                   -----------      -----------
Pipeline, field and other well
   equipment .................................         268,305          267,743
Other property and equipment .................         461,125          461,125
                                                   -----------      -----------
                                                     6,735,858        6,681,069

Less accumulated depreciation,
   depletion and amortization ................      (3,696,149)      (3,454,413)
                                                   -----------      -----------
   Net property and equipment ................       3,039,709        3,226,656
                                                   -----------      -----------

Investments in commercial realty .............         196,094          205,848
Other assets .................................           1,481            1,481
                                                   -----------      -----------

                                                   $ 3,669,419      $ 3,943,770
                                                   ===========      ===========

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                    JUNE 30,       DECEMBER 31,
                                                      1996             1995
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and
     current portion of long-term debt .........   $    161,048    $    122,079
   Accounts payable ............................      1,139,546       1,234,474
   Accrued expenses ............................        109,923         126,375
                                                   ------------    ------------
        Total current liabilities ..............      1,410,517       1,482,928
                                                   ------------    ------------
Long term debt .................................         60,344          86,540
Other liabilities ..............................         87,213          87,213

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01;
     authorized 10,000,000 shares, none issued .           --              --
   Common stock, par value $.01; authorized
     15,000,000 shares, issued and outstanding
     1,424,291 shares at June 30, 1996 and
     December 31, 1995 .........................         14,243          14,243
   Class B convertible common stock, par value
     $.01; authorized 3,500,000 shares, issued
     and outstanding 22,254 shares at
     June 30,1996 and December 31, 1995 ........            223             223
Additional paid-in capital .....................     13,839,479      13,839,479
Accumulated deficit ............................    (11,742,600)    (11,566,856)
                                                   ------------    ------------
        Total stockholders' equity .............      2,111,345       2,287,089
                                                   ------------    ------------
                                                   $  3,669,419    $  3,943,770
                                                   ============    ============

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               JUNE  30,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     ---------
Cash flows from operating activities:
   Net earnings (loss) .............................    $(175,744)    $(212,292)
   Adjustments to reconcile net
     income to net cash provided
       by operating activities:
     Depreciation, depletion
       and amortization ............................      201,966       260,410
     Equity in net loss of
       investment in commercial realty .............        9,754         4,025
     (Gain) loss on sale of property
       and equipment ...............................         --          (8,337)
     Cumulative effect of accounting
       change ......................................       39,770          --
     Changes in components of working capital:
       (Increase) decrease in accounts
         receivable, net ...........................       30,146        30,680
       (Increase) decrease in prepaid
         expenses and other ........................       (4,082)       (7,325)
       Increase (decrease) in accounts
         payable ...................................      (94,928)       65,119
       Increase (decrease) in accrued
         expenses ..................................      (16,452)      (19,257)
                                                        ---------     ---------
         Net cash provided by (used
         in) operating activities ..................    $  (9,570)      113,023
                                                        ---------     ---------

                                   (Continued)

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         1996           1995
                                                       --------       ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment ..............................      $   --         $   9,500
   Additions to oil and gas properties ..........       (54,227)        (12,277)
   Additions of other property and
     equipment ..................................          (562)         (5,550)
   Decrease (increase) in short-term
     investments ................................          --              (502)
                                                       --------       ---------
Net cash provided by (used in)
     investing activities .......................      $(54,789)      $  (8,829)
                                                       --------       ---------

Cash flows from financing activities:
   Proceeds from issuance of
     long-term debt .............................        67,811            --
   Payment of long-term debt ....................       (55,038)       (111,000)
                                                       --------       ---------
Net cash provided by (used in)
     financing activities .......................      $ 12,773       $(111,000)
                                                       --------       ---------

Net increase (decrease) in cash and
   cash equivalents .............................       (51,586)         (6,806)
Cash and cash equivalents at
   beginning of period ..........................        67,599          92,609
                                                       --------       ---------
Cash and cash equivalents at
   end of period ................................      $ 16,013       $  85,803
                                                       ========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest expense was $12,498 and $24,722 for the six months ended June 30, 1996 and 1995, respectively. No cash was paid for income taxes during the same corresponding periods.

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

                               GOLDEN OIL COMPANY

      ACCOUNTS RECEIVABLE

            Amounts shown as accounts receivable are net of $73,118 at June 30, 1996 and December 31, 1995 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary.

      INVESTMENTS

            The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") effective January 1, 1994. Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximates market value. The Company's short-term investments at June 30, 1996 and December 31, 1995 consisted of a certificate of deposit held by a federally insured bank.

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

(3)   DEVELOPMENT OF SOUTH DOG CREEK FIELD

            During the second quarter of 1996 the Company continued with field work for the waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to participate in such development and to pay their respective pro-rata shares of the initial stage costs. At June 30, 1996 the Company has spent approximately $120,000 of an anticipated aggregate cost of approximately $150,000 to complete the initial phase of development. Although a substantial portion of the field work has been completed, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until the reservoir is repressurized by waterflood injection and the field's response is evaluated. The Company will evaluate the field response from the initial phase of development before proceeding with possible further development. The Company's further development of the South Dog Creek field also is subject to the availability of financing from third party sources. Until actual production results are available there can be no determination as to the availability of such financing.

                               GOLDEN OIL COMPANY

(4)   INDEBTEDNESS

            During April 1995 the Company extended until November 1995 the maturity date of its line of credit with a commercial bank, and thereafter began making payments, including principal and interest, of approximately $7,000 per month scheduled through November 1997. Subsequent to the close of the first quarter of 1996 the Company entered into a new credit agreement with a commercial bank which provides an increase of the Company's borrowings from $150,000 up to $400,000 and extends the maturity schedule of its debt to four years, subject to certain conditions.

            Proceeds from the additional financing are needed to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, the working capital deficit, and the threat of a repeat of the oil price collapse such as occurred throughout the first half of 1994. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee of the proposed financing. Instead, the Company proposed to pay the financing fee by delivering to the guarantor unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. Prior to approving execution of the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness, from a financial point of view, of terms proposed to be paid for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors on March 29, 1996 such independent investment bank delivered to the Board its written opinion to the effect that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

            Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, beginning in May 1996, of approximately $10,400 through April 2000. As of August 15, 1996, the Company had borrowed $222,000 and had $178,000 remaining available under the new credit agreement.

                               GOLDEN OIL COMPANY

            In addition, the Company is paying down a line of credit with a second commercial bank under which a principal amount of $50,000 remains owed at June 30, 1996. Effective March 1996, the Company began reducing the principal amount borrowed under such line by $5,000 each month. No additional credit is available under such line.

(5)   STRATEGIC CONSIDERATIONS

            In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development, particularly of the substantial potential value possibly recoverable by waterflood of the South Dog Creek field in Oklahoma and of the high quality but higher fixed cost production in the San Juan Basin, New Mexico. More recently, a number of material adverse changes have occurred in the industry. These adverse developments have affected in particular small oil and gas companies whose operations were not diversified into other business sectors. In response to the changed operating environment, the Company is actively considering transactions by which its operations maybe further diversified. In this process the Company may prune its oil and gas operations while strengthening its activities in real estate, financial services or other sectors.

            During late 1993 and 1994, the Company diversified outside of the energy sector through acquisition of interests in the commercial office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing more substantial transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the oil and gas sector currently, the Company's ability to arrange financing to enter into a material transaction is subject to a number of other factors, certain of which are difficult to predict or are beyond management's control. Such factors include the degree of the Company's future success in development of its proved undeveloped reserves; the respective future performance of oil and gas prices; and the availability to the Company of financing for other business.

                      End of Notes to Financial Statements.

                               GOLDEN OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is a diversified enterprise whose current operations emphasize oil and gas production and development. Over the last several years, the Company has increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors. To date, an investment has been made in the real estate sector through the acquisition of a limited partnership interest in the Company's headquarters office building in Houston, Texas. The Company is seeking new operations and is actively reviewing transactions involving diversification outside the energy sector.

      The Company's operations during 1995 and to date during 1996 have been funded primarily through internally generated funds from operating activities, sale of scattered nonstrategic oil and gas properties, and from existing working capital and borrowings under its credit facilities. During the second quarter of 1996, the Company completed negotiations to obtain new credit from a commercial bank, as a result of which the Company increased its available borrowings to $400,000. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, the Company will require additional financing in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, a significant use of proceeds will be to improve its current working capital position.

                               GOLDEN OIL COMPANY

      In April 1995 the Company extended to November 1995 the maturity date of its line of credit with a commercial bank, and thereafter began making monthly payments, including principal and interest of approximately $7,000 each month scheduled through November 1997. Under its new credit agreement the Company extended the maturity schedule an additional four years through April 2000, subject to certain conditions.

      Proceeds from the additional financing are needed to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, the working capital deficit, and the threat of a repeat of the oil price collapse such as occurred throughout the first half of 1994. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee of the proposed financing. Instead, the Company proposed to pay the financing fee by delivering to the guarantor unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. Prior to approving execution of the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness, from a financial point of view, of terms proposed to be paid for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors on March 29, 1996 such independent investment bank delivered to the Board its written opinion to the effect that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

      Under the Company's new credit agreement, effective as of April 12, 1996 the Company is required to make monthly payments, including principal and interest, beginning in May 1996 of approximately $10,400 through April 2000 and, as of August 15, 1996, the Company had borrowed $222,000 and had $178,000 remaining available.

      In addition, the Company is paying down a line of credit with a second commercial bank under which $50,000 in principal amount remained owed at June 30, 1996. Effective during March 1996, the Company began reducing the principal amount borrowed under such line by $5,000 per month. There is no additional credit available under such line.

                               GOLDEN OIL COMPANY

      Cash flow generated by operating activities was ($9,570) for the first six months of 1996 compared to $113,023 the first six months of 1995. The decrease from the first six months of 1995 primarily reflects the Company paying down their vendor payables, partially offset by reductions in general and administrative expenses through reductions in personnel and fees for outside services.

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

      During the second quarter of 1996 the Company continued with field work for the waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to participate in such development and to pay their respective pro-rata shares of the initial stage costs. At June 30, 1996 the Company has spent approximately $120,000 of an anticipated aggregate cost of approximately $150,000 to complete the initial phase of development. Although a substantial portion of the field work has been completed, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until the reservoir is repressurized by waterflood injection and the field's response is evaluated. The Company will evaluate the field response from the initial phase of development before proceeding with possible further development. The Company's further development of the South Dog Creek field also is subject to the availability of financing from third party sources. Until actual production results are available there can be no determination as to the availability of such financing.

      At June 30, 1996, the Company had a working capital deficit of $978,382 compared to a working capital deficit of $973,143 at December 31, 1995, and a current ratio of .31 to 1.00 as of June 30, 1996 compared to a current ratio of
 .34 to 1.00 as of December 31, 1995. The increase in the working capital deficit at June 30, 1996 primarily reflects payables associated with the increased capital expenditures on the waterflood project partially offset by a reduction in receivables from working interest participants.

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

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 WITH THE THREE MONTHS ENDED JUNE 30, 1995.

      REVENUES

      Revenues from oil and gas production increased from $308,693 during the second quarter of 1995 to $316,912 in the comparable 1996 quarter, a increase of $8,219. The increase is primarily attributable to an increase in oil price of $1.68 per barrel from $17.14 per barrel during the second quarter of 1995 to $18.82 per barrel during the second quarter of 1996. The increase in oil price was partially offset by a slight decline in the average production volume due to the Company performing fieldwork in its San Juan Basin field in New Mexico during the second quarter of 1996.

      Other revenue was $7,707 for the second quarter of 1996 compared to $8,680 for the comparable period in 1995, primarily due to a decrease in gathering and operating fees.

      COSTS AND EXPENSES

      Oil and gas production costs decreased by $5,226 from $205,920 for the second quarter of 1995 to $200,694 for the same period in 1996. General and administrative expenses decreased by $13,307 from $95,606 for the second quarter of 1995 to $82,299 for the same period in 1996. The decrease is primarily attributable to reductions in personnel and corporate overhead.

      Depreciation, depletion and amortization expenses decreased from $130,221 for the second quarter of 1995 to $99,810 for the comparable period of 1996.

      Gain on sale of property and equipment during the second quarter of 1995 of $337 reflects the sale of field equipment. Interest expense decreased by $3,412 from $9,795 for the second quarter of 1995 to $6,383 for the same period in 1996 due to reductions in average amounts outstanding under its borrowing arrangements.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended June 30, 1996 of $69,151 compared to a net loss of $124,585 for the same period of 1995.

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 WITH THE SIX MONTHS ENDED JUNE 30, 1995.

      REVENUES

      Revenues from oil and gas production decreased from $636,046 during the first six months of 1995 to $594,569 in the first six months of 1996, a decrease of $41,477. The decrease is primarily attributable to a temporary decline in production volumes on certain properties resulting from the Company performing field work for waterflood development of its South Dog Creek field in Osage County, Oklahoma during the first quarter of 1996. Production volumes from these properties have returned to normal levels in the second quarter of 1996 upon completion of well workovers related to the waterflood project.

      Other revenue was $14,713 for the first six months of 1996 compared to $16,900 for the comparable period in 1995, primarily due to a decrease in gathering and operating fees.

      COSTS AND EXPENSES

      Oil and gas production costs decreased by $11,341 from $404,506 for the first six months of 1995 to $393,165 for the same period in 1996. General and administrative expenses decreased by $55,466 from $187,607 for the first six months of 1995 to $132,141 for the same period in 1996. The decrease is primarily attributable to reductions in personnel and corporate overhead.

      Depreciation, depletion and amortization expenses decreased from $260,410 for the first six months of 1995 to $201,966 for the comparable period of 1996.

      Gain on property and equipment during the first six months of 1995 of $8,337 reflects the sale of a certain scattered, nonstrategic well. Interest expense decreased by $7,765 from $19,011 for the first six months of 1995 to $11,246 for the same period in 1996 due to reductions in principal amounts outstanding.

      As discussed more fully in Note 1 to the Consolidated Financial Statements, the Company recognized a nonrecurring noncash charge for the cumulative effect of a change in the accounting method for depletion of $39,770.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the six months ended June 30, 1996 of $175,744 compared to a net loss of $212,292 for the same period of 1995.

                               GOLDEN OIL COMPANY

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K  (MATERIAL EVENT).

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K

                  None.

                               GOLDEN OIL COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GOLDEN OIL COMPANY



Date: August 14, 1996         By:   /s/ RALPH T. MCELVENNY, JR.
                                        Ralph T. McElvenny, Jr.
                                        Chief Executive Officer



                              By:   /s/ JEFFERY V. HOUSTON
                                        Jeffery V. Houston
                                        Chief Financial and Accounting Officer