Form 10-Q
period 1996-09-30
GOLDEN OIL CO /DE/
filed 1996-11-14
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

YES        X      NO       ___

         As of November 1, 1996, the Registrant had outstanding 1,424,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B convertible common stock, par value $.01 per share.

                                    CONTENTS

                                                                       PAGE

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  -   Consolidated Statements of Operations.........    3

                  -   Consolidated Balance Sheets...................    5

                  -   Consolidated Statements of Cash Flows.........    7

                  -   Notes to Consolidated Financial Statements....    9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....   14

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K..................   21

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------
                                                 1996              1995
                                              -----------      -----------
Revenues:
  Oil and gas production ..................   $   477,313      $   293,631
  Other ...................................         7,760            8,500
                                              -----------      -----------
       Total revenues .....................       485,073          302,131
                                              -----------      -----------

Costs and expenses:
  Production costs ........................       295,904          203,989
  Depreciation, depletion and
    amortization ..........................       114,730          131,045
  General and administrative ..............       123,875          127,245
                                              -----------      -----------
       Total costs and expenses ...........       534,509          462,279
                                              -----------      -----------

Gain (loss) on sale of property,
  equipment & other assets ................          (100)            --
Equity in net loss of investments .........        (4,391)            --
Property acquisition costs ................          --            (66,142)
Interest expense ..........................        (6,928)          (6,292)
Other income (expense) ....................         1,258           (1,699)
                                              -----------      -----------

Net earnings (loss) .......................   $   (59,597)     $  (234,281)
                                              ===========      ===========

Net earnings (loss) per common share ......   $     (0.04)     $     (0.17)
                                              ===========      ===========

Weighted average number of
  common shares and common
     share equivalents outstanding ........     1,424,291        1,404,291
                                              ===========      ===========

                 See Notes To Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       1996            1995
                                                   -----------      -----------
Revenues:
   Oil and gas production ....................     $ 1,071,882      $   929,677
   Other .....................................          22,473           25,400
                                                   -----------      -----------
        Total revenues .......................       1,094,355          955,077
                                                   -----------      -----------
Costs and expenses:
   Production costs ..........................         689,069          608,495
   Depreciation, depletion and
     amortization ............................         316,696          391,455
   General and administrative ................         256,016          314,852
                                                   -----------      -----------
        Total costs and expenses .............       1,261,781        1,314,802
                                                   -----------      -----------
Gain (loss) on sale of property,
   equipment and other assets ................            (100)           8,337
Equity in net loss of investments ............         (14,145)            --
Property acquisition costs ...................            --            (66,142)
Interest expense .............................         (18,174)         (25,303)
Other income (expense) .......................           4,274           (3,740)
                                                   -----------      -----------
Net earnings (loss) before cumulative
   effect of accounting change ...............        (195,571)        (446,573)

Cumulative effect of accounting
   change (Note 1) ...........................         (39,770)            --
                                                   -----------      -----------
Net earnings (loss) ..........................     $  (235,341)     $  (446,573)
                                                   ===========      ===========
Net earnings (loss) per common share .........     $     (0.17)     $     (0.32)
                                                   ===========      ===========
Weighted average number of
    common shares and common
        share equivalents outstanding ........       1,424,291        1,404,291
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                  September 30,     December 31,
                                                       1996             1995
                                                   -----------      -----------
          ASSETS
Current assets:
   Cash and cash equivalents .................     $    54,944      $    67,599
   Short-term investments ....................          24,264           24,264
   Accounts receivable, net ..................         377,285          388,695
   Prepaid expenses and other ................          53,781           29,227
                                                   -----------      -----------
        Total current assets .................         510,274          509,785
                                                   -----------      -----------
Property and equipment, at cost:
   Oil and gas properties
   (using the successful efforts
     method of accounting)
        Producing properties .................       6,018,519        5,847,201
        Non-producing properties .............         105,000          105,000
                                                   -----------      -----------
        Total oil and gas properties .........       6,123,519        5,952,201
                                                   -----------      -----------
Pipeline, field and other well
   equipment .................................         268,046          267,743
Other property and equipment .................         461,125          461,125
                                                   -----------      -----------
                                                     6,852,690        6,681,069
Less accummulated depreciation,
   depletion and amortization ................      (3,810,879)      (3,454,413)
                                                   -----------      -----------
   Net property and equipment ................       3,041,811        3,226,656
                                                   -----------      -----------
Investments in commercial realty .............         191,703          205,848
Other assets .................................           1,481            1,481
                                                   -----------      -----------
                                                   $ 3,745,269      $ 3,943,770
                                                   ===========      ===========
                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)
                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and
     current portion of long-term debt .........   $    141,955    $    122,079
   Accounts payable ............................      1,278,467       1,234,474
   Accrued expenses ............................         87,688         126,375
                                                   ------------    ------------
        Total current liabilities ..............      1,508,110       1,482,928
                                                   ------------    ------------
Long-term debt .................................         98,198          86,540
Other liabilities ..............................         87,213          87,213

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 10,000,000 shares, none issued ..           --              --
  Common stock, par value $.01;
    authorized 15,000,000 shares,
    issued and outstanding 1,424,291
    shares at September 30, 1996 and
    December 31, 1995 ..........................         14,243          14,243
  Class B convertible common stock,
    par value $.01; authorized 3,500,000
    shares, issued and outstanding
    22,254 shares at September 30, 1996
    and December 31, 1995 ......................            223             223
Additional paid-in capital .....................     13,839,479      13,839,479
Accumulated deficit ............................    (11,802,197)    (11,566,856)
                                                   ------------    ------------
       Total stockholders' equity ..............      2,051,748       2,287,089
                                                   ------------    ------------
                                                   $  3,745,269    $  3,943,770
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       ------------------------
                                                          1996          1995
                                                       ---------      ---------
Cash flows from operating activities:
Net earnings (loss) ..............................     $(235,341)     $(446,573)
Adjustments to reconcile net
     income to net cash provided
     by operating activities:
  Depreciation, depletion
     and amortization ............................       316,696        391,455
  Equity in net loss of
     investment in commercial realty .............        14,145          6,037
  Reserve for deferred property
     acquisition costs ...........................          --           66,142
  (Gain) loss on sale of property
     and equipment ...............................           100         (8,337)
  Cumulative effect of accounting
     change ......................................        39,770           --
  Changes in components of working capital:
     (Increase) decrease in accounts
        receivable, net ..........................        11,410          5,638
     (Increase) decrease in prepaid
        expenses and other .......................       (24,554)        (7,563)
     Increase (decrease) in accounts
        payable ..................................        43,993         94,260
     Increase (decrease) in accrued
        expenses .................................       (38,687)       (29,910)
                                                       ---------      ---------
     Net cash provided by (used
            in) operating activities .............     $ 127,532      $  71,149
                                                       ---------      ---------

                                  (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                         1996           1995
                                                      ---------       ---------
Cash flows from investing activities:
  Proceeds from sale of property
    and equipment ..............................      $     400       $   9,500
  Proceeds from sale of producing
    properties .................................           --            21,053
  Additions of oil and gas properties ..........       (171,318)        (12,277)
  Additions of other property and
    equipment ..................................           (803)         (7,413)
  Decrease (increase) in short-term
    investments ................................           --              (707)
                                                      ---------       ---------
Net cash provided by (used in)
    investing activities .......................      $(171,721)      $  10,156
                                                      ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of
    long-term debt .............................        127,161            --
  Payment of long-term debt ....................        (95,627)       (161,500)
                                                      ---------       ---------
Net cash provided by (used in)
    financing activities .......................      $  31,534       $(161,500)
                                                      ---------       ---------
Net increase (decrease) in cash and
  cash equivalents .............................        (12,655)        (80,195)
Cash and cash equivalents at
  beginning of period ..........................         67,599          92,609
                                                      ---------       ---------
Cash and cash equivalents at
  end of period ................................      $  54,944       $  12,414
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid for interest expense was $19,349 and $32,816 for the nine months ended September 30, 1996 and 1995, respectively. No cash was paid for income taxes during the same corresponding periods.

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

                  The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect all adjustments of a normal recurring nature which are necessary to present a fair statement of the financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of a full year of operations. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

                  On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." There was no effect on the financial position or results of operations from the adoption of this standard. In the future, however, adjustments could be required to the Company's producing oil and gas properties should prices for oil and gas decline significantly or if the Company were to revise its estimates of recoverable oil and gas reserves.

         RECLASSIFICATIONS

                  Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1996 Consolidated Financial Statements with no effect on reported results of operations.

                               GOLDEN OIL COMPANY

         ACCOUNTS RECEIVABLE

                  Amounts shown as accounts receivable are net of $91,171 at September 30, 1996 and $73,118 at December 31, 1995 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary.

         INVESTMENTS

                  The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") effective January 1, 1994. Prior to the adoption of SFAS 115, investment securities were carried at the lower of average cost or market. There was no impact resulting from the adoption of this standard as aggregate cost of investments approximates market value. The Company's short-term investments at September 30, 1996 and December 31, 1995 consisted of a certificate of deposit held by a federally insured bank.

                  The Company holds an ownership interest in its headquarters office building. For presentation purposes in the accompanying financial statements, the Company accounts for its investment using the equity method and recognizes its pro-rata share of net income or loss in its current operating statements.

         ACCOUNTING CHANGE

                  Effective January 1, 1996 the Company changed its depletion method on producing oil and gas properties from the property-by-property basis to the field basis of applying the unit-of-production method. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The Company believes that the field basis provides a better matching of expenses with revenues over the productive life of the properties and, therefore, that the new method is preferable to the property-by-property basis. The cumulative effect of this change in accounting method of $39,770 ($.03 per share) is reported separately in the accompanying consolidated statements of operations. At the date of the change in accounting method, the net effect of the change was a $21,600 decrease in depletion and depreciation expense and a $21,600 increase in net income ($.02 per share) reported for the three months ended March 31, 1996. Had the change in method been implemented at the beginning of 1995, the pro forma impact on the results of operations for the three months ended March 31, 1995 would have been a decrease in depletion and depreciation expense of approximately $22,800 and a $22,800 increase in net income ($.02 per share).

                              GOLDEN OIL COMPANY

(2)      CERTAIN FIXED PRICE SALE AGREEMENTS

                  In order to plan Company operations and protect against sudden declines in oil and gas prices the Company entered into a fixed price agreement with one principal purchaser of its oil production in its South Dog Creek field in Oklahoma. Under such agreements, the Company has contracted for the sale of approximately fifty percent of its current average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $17.01 per barrel. Such agreements, which may be extended or modified, cover a term through at least December 31, 1996. The Company has also entered into a second fixed price agreement with one principal purchaser of its oil production in its San Juan Basin field in New Mexico. The Company has contracted for the sale of approximately twenty-five percent of its average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $21.17 per barrel. The agreement covers a term through June 30, 1997.

(3)      DEVELOPMENT OF SOUTH DOG CREEK FIELD

                  During the third quarter of 1996 the Company completed initial stage field work for the waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to participate in such development and to pay their respective pro-rata shares of the initial stage costs. At September 30, 1996 the Company has expended approximately $165,000 to complete the initial phase of development. Although substantially all of the field work has been completed, the Company does not anticipate the possibility of significant increases in production volumes from the South Dog Creek field until the reservoir is repressurized by waterflood injection and the field's response is evaluated. The Company will evaluate the response from the initial phase of development before proceeding with possible further development of the field. The Company's further development of the South Dog Creek field also is subject to the availability of financing from third party sources. Until actual production results are available there can be no determination as to the availability of such financing.

                               GOLDEN OIL COMPANY

(4)      INDEBTEDNESS

                  In April 1996, the Company entered into a new credit agreement with a commercial bank which provides for an increase of the Company's borrowings from $150,000 up to $400,000 and extends the maturity schedule of the Company's debt to four years, subject to certain conditions.

                  Proceeds from the additional financing are needed to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, the working capital deficit, and the threat of a repeat of the oil price collapse such as occurred throughout the first half of 1994. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the lender as a condition of extending credit to the Company as above. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. Prior to approving execution of the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness, from a financial point of view, of terms proposed to be paid for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors on March 29, 1996 such independent investment bank delivered to the Board its written opinion to the effect that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

                  Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, beginning in May 1996, of approximately $10,400 through April 2000. As of November 15, 1996, the Company had borrowed $277,000 and had $123,000 remaining available under the new credit agreement.

                               GOLDEN OIL COMPANY

                  In addition, the Company is paying down a line of credit with a second commercial bank under which a principal amount of $35,000 remains owed at September 30, 1996. Effective March 1996, the Company began reducing the principal amount borrowed under such line by $5,000 each month. No additional credit is available under such line.

(5)      STRATEGIC CONSIDERATIONS

                  In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development, particularly of the substantial potential value possibly recoverable by waterflood of the South Dog Creek field in Oklahoma and of the high quality but higher fixed cost production in the San Juan Basin, New Mexico. More recently, a number of material adverse changes have occurred in the industry. These adverse developments have affected in particular small oil and gas companies whose operations were not diversified into other business sectors. In response to the changed operating environment, the Company is actively considering transactions by which its operations may be further diversified. In this process the Company may prune its oil and gas operations while strengthening its activities in real estate, financial services or other sectors.

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

               End of Notes to Consolidated Financial Statements.

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

         The Company's operations during 1995 and to date during 1996 have been funded primarily through internally generated funds from operating activities, sale of scattered nonstrategic oil and gas properties, and from existing working capital and borrowings under its credit facilities. During the second quarter of 1996, the Company completed negotiations to obtain new credit from a commercial bank, the result of which increased its available borrowings to $400,000. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, the Company will require additional financing in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, a significant use of proceeds will be to improve its current working capital position.

                               GOLDEN OIL COMPANY

         In April 1996, the Company executed its new credit agreement which increased its line of credit to $400,000 and extended the maturity schedule an additional four years through April 2000, subject to certain conditions.

         Proceeds from the additional financing are needed to refinance short-term debt currently outstanding, to acquire additional interests in Company-operated properties and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, the working capital deficit, and the threat of a repeat of the oil price collapse such as occurred throughout the first half of 1994. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the lender as a condition of extending credit to the Company as above. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. Prior to approving execution of the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness, from a financial point of view, of terms proposed to be paid for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors on March 29, 1996 such independent investment bank delivered to the Board its written opinion to the effect that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

         Under the Company's new credit agreement, effective as of April 12, 1996, the Company is required to make monthly payments, including principal and interest, beginning in May 1996 of approximately $10,400 through April 2000 and, as of November 15, 1996, the Company had borrowed $277,000 and had $123,000 remaining available.

         In addition, the Company is paying down a line of credit with a second commercial bank under which $35,000 in principal amount remained owed at September 30, 1996. Effective during March 1996, the Company began reducing the principal amount borrowed under such line by $5,000 per month. There is no additional credit available under such line.

                               GOLDEN OIL COMPANY

         Cash flow generated by operating activities was $127,532 for the first nine months of 1996 compared to $71,149 the first nine months of 1995. The increase from the first nine months of 1995 primarily reflects an increase in oil and gas revenues due to an increase in oil and gas prices and the Company purchasing additional interests in Company-operated properties in New Mexico partially offset by an increase in production costs as a result of such purchases. Additionally, general and administrative expenses have decreased through reductions in personnel and fees for outside services.

         In order to plan Company operations and protect against sudden declines in oil and gas prices, the Company has entered into a fixed price agreement with one principal purchaser of its oil production in its South Dog Creek field in Oklahoma. Under such agreement, the Company has contracted for the sale of approximately fifty percent of its current average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $17.01 per barrel. Such agreement, which may be extended or modified, cover a term through at least December 31, 1996. In the third quarter of 1996, the Company entered into a second fixed price agreement with one principal purchaser of its oil production in its San Juan Basin field in New Mexico. The Company has contracted for the sale of approximately twenty-five percent of its average daily oil production at prices, net of all transport charges or "basis differential" adjustments, of $21.17 per barrel. The agreement covers a term through June 30, 1997.

         During the third quarter of 1996 the Company completed initial stage field work for the waterflood development of its South Dog Creek field in Osage County, Oklahoma. All of the Company's joint working interest owners have elected to participate in such development and to pay their respective pro-rata shares of the initial stage costs. At September 30, 1996 the Company has expended approximately $165,000 to complete the initial phase of development. Although substantially all of the field work has been completed, the Company does not anticipate significant increases in production volumes from the South Dog Creek field until the reservoir is repressurized by waterflood injection and the field's response is evaluated. The Company will evaluate the field response from the initial phase of development before proceeding with possible further development. The Company's further development of the South Dog Creek field also is subject to the availability of financing from third party sources. Until actual production results are available there can be no determination as to the availability of such financing.

                               GOLDEN OIL COMPANY

         At September 30, 1996, the Company had a working capital deficit of $997,836 compared to a working capital deficit of $973,143 at December 31, 1995, and a current ratio of .34 to 1.00 as of September 30, 1996 compared to a current ratio of .34 to 1.00 as of December 31, 1995. The increase in the working capital deficit at September 30, 1996 primarily reflects payables associated with the increased capital expenditures on the waterflood project partially offset by a reduction in receivables from working interest participants.

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

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1996 with the three months ended September 30, 1995.

         REVENUES

         Revenues from oil and gas production increased from $293,631 during the third quarter of 1995 to $477,313 in the comparable 1996 quarter, an increase of $183,682. The increase is primarily attributable to an increase in average oil price of $2.00 per barrel from $16.89 per barrel during the third quarter of 1995 to $18.89 per barrel during the third quarter of 1996. Additionally, average gas prices increased $.25 per mcf from $.94 per mcf during the third quarter of 1995 to $1.19 per mcf during the third quarter of 1996. In addition, production volume increased 5,800 barrels and 27,000 mcf in the third quarter of 1996 compared to the same period in 1995 primarily due to the Company purchasing additional interests in Company-operated properties in New Mexico.

         Other revenue was $7,760 for the third quarter of 1996 compared to $8,500 for the comparable period in 1995, primarily due to a decrease in gathering and operating fees resulting from the shut-in of certain marginally producing wells in the San Juan Basin field in New Mexico.

         COSTS AND EXPENSES

         Oil and gas production costs increased by $91,915 from $203,989 for the third quarter of 1995 to $295,904 for the same period in 1996. Such increases are primarily due to the production costs associated with the purchases of additional interests in Company-operated properties. General and administrative expenses decreased by $3,370 from $127,245 for the third quarter of 1995 to $123,875 for the same period in 1996.

         Depreciation, depletion and amortization expenses decreased from $131,045 for the third quarter of 1995 to $114,730 for the comparable period of 1996.

         Loss on sale of property and equipment during the third quarter of 1996 of $100 reflects the sale of field equipment. Property acquisition costs during the third quarter of 1995 of $66,142 reflects the writedown of deferred property acquisition costs related to the proposed purchase of properties in New Mexico. Interest expense increased by $636 from $6,292 for the third quarter of 1995 to $6,928 for the same period in 1996 due to an increase in average outstanding borrowings.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended September 30, 1996 of $59,597 compared to a net loss of $234,281 for the same period of 1995.

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

         REVENUES

         Revenues from oil and gas production increased from $929,677 during the first nine months of 1995 to $1,071,882 in the first nine months of 1996, an increase of $142,205. The increase is primarily attributable to an increase in average oil price of $1.16 per barrel from $17.32 per barrel during the first nine months of 1995 to $18.48 during the first nine months of 1996. Additionally, average gas prices increased $.14 per mcf from $.94 during the first nine months of 1995 to $1.08 for the same period in 1996. Overall, gas production volumes remained relatively constant and oil production volumes increased 3,300 barrels in the first nine months of 1996 compared to the same period in 1995 resulting from the Company purchasing additional interests in Company-operated properties in New Mexico in the third quarter of 1996.

         Other revenue was $22,473 for the first nine months of 1996 compared to $25,400 for the comparable period in 1995, primarily due to a decrease in gathering and operating fees resulting from the shut-in of certain marginally producing wells in the San Juan Basin field in New Mexico.

         COSTS AND EXPENSES

         Oil and gas production costs increased by $80,574 from $608,495 for the first nine months of 1995 to $689,069 for the same period in 1996. Such increase is primarily due to the production costs associated with the purchases of additional interests in Company-operated properties. General and administrative expenses decreased by $58,836 from $314,852 for the first nine months of 1995 to $256,016 for the same period in 1996. The decrease is primarily attributable to continuing reductions in personnel and corporate overhead.

         Depreciation, depletion and amortization expenses decreased from $391,455 for the first nine months of 1995 to $316,696 for the comparable period of 1996.

         Gain on property and equipment during the first nine months of 1995 of $8,337 reflects the sale of a certain scattered, nonstrategic well. Property acquisition cost during the first nine months of 1995 of $66,142 is due to the writedown in the third quarter of deferred property acquisition costs related to the proposed purchase of properties in New Mexico. Interest expense decreased by $7,129 from $25,303 for the first nine months of 1995 to $18,174 for the same period in 1996 due to reductions in average principal amounts outstanding for the corresponding periods.

                               GOLDEN OIL COMPANY

         As discussed more fully in Note 1 to the Consolidated Financial Statements, the Company recognized a nonrecurring noncash charge for the cumulative effect of a change in the accounting method for depletion of $39,770.

         Primarily reflecting the factors discussed above, the Company reported a net loss for the nine months ended September 30, 1996 of $235,341 compared to a net loss of $446,573 for the same period of 1995.

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

                                            GOLDEN OIL COMPANY

Date:    November 14, 1996          By:     /S/ RALPH T. MCELVENNY, JR.
                                                Chief Executive Officer

                                    By:     /S/ JEFFREY V. HOUSTON
                                                Chief Financial and Accounting
                                                Officer
                                 Page 22 of 22