Form 10-K
period 1996-12-31
GOLDEN OIL CO /DE/
filed 1997-04-04
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended December 31, 1996
OR
[ ] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 7, 1997, there were outstanding 1,424,291 shares of the Registrant's Common Stock, $.01 par value, and the aggregate market value held by non-affiliates was approximately $463,029.

DOCUMENTS INCORPORATED BY REFERENCE

        The information called for by Part III, Items 10, 11, 12 and 13 is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed in connection with the Registrant's 1996 Annual Meeting within 120 days from the end of the fiscal year.

                                     1 of 44

PART I

ITEM 1.    BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS
        Golden Oil Company (the "Company") is a diversified business whose current scope of operations emphasizes oil and gas production and development. Since 1988 the Company has strengthened its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. In addition, the Company has undertaken transactions in the commercial real estate sector, and the Company is considering further diversification. Subject to a number of factors including the success of its current secondary recovery project, future prices obtainable for oil and gas production and properties, the availability of financing and opportunities presented for corporate transactions, management anticipates that the Company will continue to reposition itself and to diversify from the independent oil and gas sector.

        Following approval by its stockholders in 1986, the Company implemented proposals to reincorporate in Delaware, to approve issuance of a new class of common stock ("Class B Common") and to declare a warrant dividend on its shares of common stock ("Common Stock"). The Class B Common has certain enhanced voting rights compared to the Common Stock. As of December 31, 1996 the Company had outstanding 1,424,291 shares of Common Stock and 22,254 shares of Class B Common.

        During September 1989, the Company acquired two public oil and gas exploration and production companies, Regal Petroleum, Ltd. and the former Golden Oil Company (now named Golden Resources, Inc.), by merging them into Company subsidiaries. At the Company's Annual Meeting held during December 1989, stockholders approved a change of the parent corporation's name to Golden Oil Company. During 1992 the Company purchased the oil and gas related assets of Cobb Resources Corporation ("Cobb"). The Company's stock is traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") for small capitalization companies under the symbol "GOCO".

        Within the oil and gas production and development sector, the Company aims to increase its net reserves, cash flow and scope of operations primarily through development of Company-operated properties and possible acquisitions. The Company believes that, in recent years, factors including price volatility and other unfavorable economic conditions affecting the independent oil and gas industry have driven operators to seek economies of scale through consolidation and administrative cost cutting, and to diversify or reposition operations away from oil and gas exploration and production. Management believes that such factors may continue in the future.

        Primarily due to acquisitions and development as discussed above, the Company's estimated proved reserves of oil increased from 152,000 barrels at December 31, 1988 to 1,614,000 barrels at December 31, 1996 and estimated reserves of natural gas have increased from 1,040,000 Mcf of gas at December 31, 1988 to 1,463,000 Mcf of gas at December 31, 1996.

        Currently the Company's oil and gas production is concentrated in the San Juan Basin, New Mexico and Osage County, Oklahoma. In order to improve return on assets, the Company is focusing on controlling and enhancing the operating performance of its properties. Also, the Company is concentrating on development of secondary reserve potential through its waterflood project in its South Dog Creek field in Osage County, Oklahoma. Since initial discovery and development by the

Company in the late 1970s, the South Dog Creek field has produced over 5,000,000 barrels of primary production.

        Primary production of the Company's producing properties is in the latter stages of economic operation in both Oklahoma and New Mexico. Field work necessary to develop the South Dog Creek secondary reserve potential, now classified as "proved undeveloped", continues to be accorded a high operational priority. The Company has obtained permits from the Environmental Protection Agency ("EPA") necessary for water injection throughout the field, and has initiated a limited waterflood injection program. The program involves converting certain marginally producing wells to water injectors and water supply wells and reworking other producing wells and well equipment to increase the wells' fluid volume capacity. The Company is encouraged that its joint working interest owners, which include companies sophisticated in oil and gas operations, have elected to join such development. Initial work has been completed on the Company's principal lease within the field, and water is being injected at gradually increasing volumes to monitor the effect of injection pressure on the subsurface formation. Initial water injection rates are planned at approximately 600 barrels per well per day. To date, the field has not exhibited any substantial, sustained production response from water injection; however, this is believed to be due primarily to the low fluid levels injected to date relative to the cumulative fluid depletion of the field. On a cumulative basis, approximately 250,000 barrels of water have been injected into the formation under the current program.

        The Company does not anticipate significant increases in production volumes until further development occurs. The timing and extent of development of the waterflood injection project is subject to, among other factors, the results of production response from the development, the availability of additional financing for future development and prices obtainable for oil and gas production. As of December 31, 1996 a substantial majority of the Company's total proved reserves, approximately $12,000,000 of the Company's pretax estimated discounted future net revenues, are classified as proved undeveloped reserves. Since most or all proved undeveloped reserves are related to the Oklahoma waterflood project, the success or failure of the waterflood project is of vital importance to the Company's future.

        In recent years, volatility in product prices have caused substantial fluctuation in the projected value of the Company's estimated future net revenues from oil and gas production. In the opinion of management, one result of price fluctuations has been to diminish the general attractiveness of exploration drilling generally. Other factors, such as governmental tax, general regulatory and environmental policies, also are believed to have had a negative impact. Accordingly, management has curtailed or eliminated "wildcat" exploration drilling by the Company on unproven acreage, while emphasizing development and extension of proved reserves and field operations. Another effect of the many adverse economic factors impacting the small oil and gas sector has been to increase the relative attractiveness of ongoing diversification and of repositioning of the Company away from the small oil and gas sector.

DESCRIPTION OF BUSINESS

        OIL AND GAS OPERATIONS. As part of its business activities the Company owns, acquires and sells oil and gas leases and other mineral interests and produces oil and gas. In addition, the Company has conducted exploration and development activities for its own account as well as for joint venture or partnership accounts. If exploration is undertaken, the Company generally attempts to include third party participants. The Company has no current plans to conduct developmental or exploratory drilling projects during 1997 other than with respect to further development of its waterflood injection program.

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

        EMPLOYEES. As of December 31, 1996, the Company had 12 full time employees, including field personnel. The Company also regularly employs part time personnel and retains outside professionals who provide accounting, legal, engineering and other services.

        COMPETITION. The Company faces intense competition in the search for and the acquisition of oil and gas reserves; in the marketing of oil and gas production; and in the raising of funds to purchase or develop oil and gas properties. The Company's competitors in the oil and gas sector include companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Company.

        Despite negative factors such as product price fluctuations, competition remains intense for acquisition of oil and gas prospects and properties in the size range which is realistic for the Company to consider. The Company's ability to sustain or increase its oil and gas operations depends primarily on the relative success experienced with future development of its existing properties and upon completing corporate transactions.

        Competitive conditions in marketing the Company's products are influenced by factors including the volume of production of other domestic crude oil and of crude oil imports; the proximity of pipelines to producing properties; the regulation by states of allowable rates of production; and the regulation by federal authorities of the marketing of oil and natural gas. All of the foregoing variable factors are influenced by economic and political forces beyond the Company's control and which cannot be predicted with assurance.

        ADDITIONAL INFORMATION. The Company's business does not presently require expenditure of substantial funds for research and development. Sales of natural gas tend to be influenced by factors including local demand and the availability of gas transportation. Both oil and gas prices tend to respond to seasonal weather conditions, with increased sales prices during the colder winter months. The Company does not believe that any other material aspects of its business are significantly seasonal in nature. During 1996, sales to three purchasers accounted for approximately 46%, 34% and 17%, respectively, of the Company's total revenues. Sales to three purchasers accounted for approximately 55%, 28%, and 14% for the year ended December 31, 1995 and 45%, 23%, and 14% for the year ended December 31, 1994 of the Company's total revenues. No other customer accounted for more than ten percent of the Company's total revenues during those periods. In the opinion of management, if the Company should lose any of its present customers, other customers for the Company's oil and gas production would be available on terms substantially similar to those available from its major customers at this time. Due to volatility in oil prices and the Company's vulnerability to another severe price downturn as was experienced in 1994, the Company remains alert to opportunities to enter into fixed price oil contracts. At January 1, 1997 the Company had approximately 20% of its estimated monthly oil production under a fixed price arrangement with one purchaser at an average price of $21.17 per barrel. Effective February 1, 1997 the Company entered into new contractual arrangements to increase the amount of its total monthly oil production under fixed price arrangements to approximately 60% of its monthly oil production. The combined fixed price arrangements with the two purchasers provide an average price of $22.00 per barrel through July 1997.

ITEM 2.    PROPERTIES.

        OFFICE FACILITIES. The Company's headquarters office is located in a commercial office building at 550 Post Oak Boulevard, Suite 550, Houston, Texas 77027. The Company holds an interest of approximately 23% of a limited partnership which owns such commercial office building. The Company leases approximately 3,950 square feet of the total of approximately 54,000 square feet of office space in the building under a six year lease through December 15, 2002. The Company expects to renew the lease under similar terms upon its expiration.

        ESTIMATED OIL AND GAS RESERVE INFORMATION. Steven A. Hiraoka & Associates, an independent petroleum engineering firm based in Golden, Colorado, prepared the estimated reserve information for the Company and its wholly owned subsidiaries for the year ended December 31, 1996. The presentation conforms with Securities and Exchange Commission ("SEC") reporting regulations, which require projection of estimated future net revenues based on the prices in effect at the close of the most recent fiscal year. In conformity with SEC reporting regulations, the reserve projections at December 31, 1996 were prepared using an oil price ranging from $23.30 to $24.60 per barrel and gas prices ranging from $1.89 to $2.75 per Mcf, which prices approximate actual year end levels. Estimates of proved reserves based on prices in effect at December 31, 1996 have not been filed previously by the Company with, or included in reports to, any federal authority or agency.

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

        Based on the projected economics using prices prevailing on the closing day of each respective year, the tables below set forth the Company's estimated proved and proved developed oil and gas reserves owned by the Company as of the close of the fiscal years indicated. The estimated proved and proved developed oil and gas reserves shown below are based on economic assumptions and future projections. The Company does not believe that such amounts necessarily represent the reserve volumes or amounts which would be actually recoverable at the respective dates shown.

                                                                             Proved
                                             PROVED RESERVES           DEVELOPED RESERVES
                  AS OF                OIL (BBLS)       GAS (MCF)     OIL (BBLS)  GAS (MCF)
                  -----                ----------       ---------     ----------  ---------
          December 31, 1996 (1)        1,613,995        1,462,734      593,756    1,462,734
          December 31, 1995 (2)        1,298,253          880,158      432,133      880,158
          December 31, 1994 (3)        1,477,446        1,209,079      611,326    1,209,079

(1) Amounts determined using oil prices ranging from $23.30 to $24.60 per barrel of oil and gas prices ranging from $1.89 to $2.75 per Mcf Includes reserves of approximately 51,000 barrels of oil and 232,000 Mcf of gas purchased in 1996 from interest holders in Company-operated properties.

(2) Amounts determined using oil prices ranging from $17.00 to $17.25 per barrel of oil and gas prices ranging from $1.00 to $1.30 per Mcf.

(3) Amounts determined using an oil price of $17.00 per barrel of oil and gas prices ranging from $1.30 to $1.50 per Mcf.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

        The present value of estimated future net revenues before income taxes of proved reserves (which include reserves attributable to secondary waterflood production) of the Company at the dates indicated below was computed according to SEC reporting requirements by discounting the aggregate estimated future net revenues using a discount factor of 10% per year. For additional information see the supplemental unaudited oil and gas information.

        The estimated proved and proved developed oil and gas reserves shown below are based on economic assumptions and future projections. The Company does not believe that such amounts necessarily represent the reserve volumes or amounts which would be actually recoverable at the respective dates shown.

                                                 Pretax Estimated Discounted
                                                      FUTURE NET REVENUES
                                                  ---------------------------
               AS OF               Total Proved         Proved Developed        Proved
                                     RESERVES              PRODUCING          UNDEVELOPED

        December 31, 1996 (1)    $  16,758,460         $   4,461,328        $   12,297,130
        December 31, 1995 (2)    $   9,089,704         $   1,924,304        $    7,165,400
        December 31, 1994 (3)    $  10,058,290         $   2,892,890        $    7,165,400

(1) Amounts determined using oil prices ranging from $23.30 to $24.60 per barrel of oil and gas prices ranging from $1.89 to $2.75 per Mcf. Includes proved developed producing reserves with pretax estimated discounted future net revenues of approximately $1,082,000 purchased in 1996 from interest holders in Company-operated properties.
(2) Amounts determined using oil prices ranging from $17.00 to $17.25 per barrel of oil and gas prices ranging from $1.00 to $1.30 per Mcf.
(3) Amounts determined using an oil price of $17.00 per barrel of oil and gas prices ranging from $1.30 to $1.50 per Mcf.

SECONDARY RECOVERY

        In accordance with professional engineering standards, secondary recovery of oil and gas reserves projected to be obtainable through fluid injection or other enhanced recovery techniques for supplementing primary recovery are included as proved undeveloped reserves only after testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based. A preponderance of the Company's total proved reserves as projected above consist of undeveloped reserve volumes and undeveloped reserve values attributable to secondary recovery through waterflood development.

        Currently the Company's oil and gas production is concentrated in the San Juan Basin, New Mexico and Osage County, Oklahoma. The Company is focusing on controlling and enhancing the operating performance of its properties, and on development of its waterflood project in its South Dog Creek field in Osage County, Oklahoma. Since initial discovery and development by the Company, the South Dog Creek field has produced over 5,000,000 barrels on primary production. Primary production is in the latter stage of economic operation in both Oklahoma and New Mexico. Work necessary to develop the field's secondary production potential is ongoing. The Company has obtained permits from the Environmental Protection Agency ("EPA") necessary for water injection throughout the field. The waterflood development program involves converting certain marginally producing wells to water injectors and water supply wells and reworking other producing wells and well equipment to increase the wells' fluid volume capacity. The Company is encouraged that its joint working interest owners have elected to join in such development. Initial work has been completed on a portion of the field, and water is being injected at a gradually increasing volume to monitor the effect of injection pressure on the subsurface formation. Initial water injection rates are planned at approximately 600 barrels per well per day. To date the field has not exhibited any substantial sustained response from water injection; however, this is believed to be due primarily to the low fluid levels injected to date relative to the cumulative depletion of the field. On a cumulative basis, approximately 250,000 barrels of water have been injected into the formation under the current program. The Company does not anticipate significant increases in production volumes until further project development occurs and substantial additional volumes of water have been injected. The timing and extent of development of the waterflood injection project is subject to, among other factors, the results of production response, the availability of additional financing for continued development and prices obtainable for oil and gas production.

        PRODUCTIVE WELLS AND ACREAGE. As of December 31, 1996, the Company owned working interests in 225 gross (114.2 net) wells of which there were 210 gross (104.1 net) oil wells and 15 gross (10.1 net) gas wells. Additionally the Company held approximately 11,570 gross (5,525 net) producing acres.

        UNDEVELOPED ACREAGE. As of December 31, 1996, the Company held certain undeveloped oil and gas leaseholds in New Mexico which covered approximately 4,520 gross and 4,140 net acres. The undeveloped acreage is held pursuant to leases from landowners or governmental entities.

        PRODUCTION, UNIT PRICES AND COSTS. Information with respect to production volumes, average unit prices and costs for the dates indicated are set forth below:

                            YEARS ENDED DECEMBER 31,
                  -------------------------------------------------------------
                        1996                 1995                   1994
                  ---------------      -----------------     ------------------
                   Oil       Gas         Oil       Gas         Oil        Gas
                 (BBLS)     (MCF)      (BBLS)     (MCF)       (BBLS)     (MCF)

Production       60,998    239,512     58,626    232,655      71,931    322,986
Average Price    $19.56      $1.37     $17.12     $ 0.97      $15.84     $ 1.33

        The average production costs per unit of production (with oil and gas converted to a common unit of measure based on six Mcf of gas to one barrel of oil) were $9.49, $8.37 and $8.51 for the years ended December 31, 1996, 1995 and 1994, respectively.

        DRILLING ACTIVITY. The Company did not participate in the drilling of any exploratory or development wells for the years ended December 31, 1996, 1995 and 1994.

ITEM 3.    LEGAL PROCEEDINGS.

        Neither the Company nor any of its properties is presently a party to any material litigation, and management knows of no material litigation presently threatened against the Company or any of its properties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to vote by security holders during the fourth quarter of 1996.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded through the facilities of the National Association of Securities Dealers, Inc. ("NASDAQ"). The ranges of reported high and low bid quotations for the Company's Common Stock for each quarterly period within the two years ended December 31, 1996 are set forth below. Quotations are as reported by NASDAQ-small cap, the market on which the Company's Common Stock is traded.

        The quotations listed below do not necessarily represent actual transactions, but represent quoted prices between dealers without retail markup, markdown or commissions.


                                            HIGH       LOW
                        QUARTER ENDED       BID        BID
                       ----------------   --------   --------

                       1996

                       December 31          $1.19      $0.25
                       September 30          0.75       0.25
                       June 30               2.50       0.50
                       March 31              0.75       0.25

                       1995

                       December 31          $0.88      $0.25
                       September 30          1.00       0.88
                       June 30               1.00       0.94
                       March 31              1.31       0.81

        As of February 7, 1997 there were approximately 3,755 stockholders of record of the Company's Common Stock. On March 17, 1997 the Common Stock traded at $0.20 per share.

        The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

        The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein, except that data relating to income statement information for the years ended December 31, 1993 and 1992, and balance sheet information at December 31, 1994 has been derived from previously published financial statements.

                                                -----------------------------------------------------------------------------------
                                                                               YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------------
                                                1996               1995               1994              1993               1992
                                                ----               ----               ----              ----                ----
Revenues ............................       $ 1,536,601        $ 1,279,501        $ 1,612,917        $ 2,218,740        $ 2,484,383

Net earnings (loss)
  before cumulative
  effect of accounting
  change ............................          (186,390)          (573,177)        (1,307,407)        (1,077,143)          (568,107)

Net loss ............................          (226,160)          (573,177)        (1,307,407)        (1,077,143)          (568,107)

Net loss per
     common share ...................             (0.16)             (0.40)             (0.93)             (0.77)             (0.42)

Total assets ........................         3,825,473          3,943,770          4,601,419          6,212,368          7,119,532

Long-term debt
  (including current
     maturities) ....................           199,929            208,619            389,237            642,237            549,000

Stockholders' equity ................       $ 2,085,929        $ 2,287,089        $ 2,840,266        $ 4,164,479        $ 5,345,048

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        Golden Oil Company (the "Company") is a diversified business whose current scope of operations emphasize oil and gas production and development. Since 1988 the Company has increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. In addition, the Company has undertaken transactions in the commercial real estate sector, and the Company is considering further diversification. Subject to a number of factors including the success of its current secondary recovery project, future prices obtainable for oil and gas production and properties, the availability of financing and opportunities presented for corporate transactions, management anticipates that the Company will continue to reposition itself and to diversify from the independent oil and gas sector.


        Between December 1988 and December 1996, using oil prices currently available of $23.30 to $24.60 per barrel, the estimated value of the Company's undiscounted future net revenues before taxes attributable to proved developed and undeveloped reserves was estimated by the Company's independent petroleum engineers to have increased from $4,700,000 to $29,000,000. The Company's current aims in the oil and gas sector look to expansion of operations primarily through waterflood development of its proved reserves and acquisitions of additional interests in the Company's two principal areas of field operation.

        Based on currently prevailing oil prices, the Company expects to generate cash flows from operations during 1997 sufficient to meet its operating and budgeted capital requirements. However, in order to continue its project to develop reserves classified as proved undeveloped and to further its plan for diversification and repositioning, the Company will be required to make additional financing arrangements. During early 1996, the Company was advised by its commercial lenders that additional credit for the Company, or the renewal and extension of existing bank credit, could not be granted to the Company unless it could provide an independent third party guarantor. Such guarantor was required to unconditionally and personally guarantee all principal and interest loaned to the Company under the credit agreement. After successfully arranging such guarantee from a principal officer of the Company, the Company completed a new financing agreement which provided it credit of $400,000 principal amount, with interest adjusted periodically.

        The Company expects to use proceeds from additional borrowings to continue the development of the South Dog Creek waterflood program, to meet working capital requirements, and in connection with purchases of interests in the Company's principal areas of field operation.

        Prevailing prices obtainable for oil and gas production are dependent on numerous factors beyond the Company's control including political, economic and regulatory developments as well as competition from other sources of energy. The energy markets are historically volatile and there can be no assurance that oil and gas prices will not be subject to significant fluctuations in the future as they have been in the past. Regardless of whether oil or gas prices increase or decline, the Company may elect to enter corporate transactions to divest oil and gas properties or interests; purchase or dispose of real estate interests; recapitalize; reposition itself with new sectors of operation; or enter new financing agreements.

        During the first quarter of 1997 the Company held fixed price oil contracts for approximately 60% of its monthly oil production. These extend through July 1997 at an average price at the wellhead of approximately $22.00 per barrel. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by the counterparties, the Company believes that, subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

        LIQUIDITY AND CAPITAL RESOURCES. The Company's operations during 1996 and 1995 were funded primarily through existing working capital, borrowings under its credit facilities and internally generated funds from operating activities. Management anticipates that to meet its major strategic and operational objectives, the Company will need to arrange new financing through joint ventures, additional borrowings, asset sales, or other means. There can be no assurance as to the availability, timing or amount of additional financing arrangements, or any assurance that the Company's objectives will be achieved.

        Cash flow from operating activities was $289,091 for 1996 versus $195,389 during 1995. The increase primarily reflects increased oil and gas revenues due to higher prices prevailing during the period together with increased production volumes. During this period, the Company purchased a limited number of interests offered it by interest holders in properties it operates in New Mexico.

Additionally, during a period in which the Company has not undertaken any significant corporate transactions, management was better able to minimize general and administrative expenses.

        At December 31, 1996 the Company had a working capital deficit of $989,000 and a current ratio of .38 to 1.00 compared to a working capital deficit of $973,000 and a current ratio of .34 to 1.00 as of December 31, 1995. The working capital deficit is relatively unchanged due primarily to the use of cash generated from operating activities to increase capital expenditures for the Company's secondary recovery project and, to a lesser extent, to purchases of additional interests in properties as discussed above.

        In April 1996, the Company entered into a new credit agreement with a commercial bank in Albuquerque, New Mexico which provided for an increase of the Company's borrowings from $150,000 to $400,000 and extended the scheduled maturity of the Company's debt to four years, subject to certain conditions.

        Proceeds from the additional financing have been used primarily to refinance short-term debt then outstanding, and to fund capital costs. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain financing the Company was required by the commercial bank to arrange a personal guarantee from a principal officer of the Company covering all principal, interest and related costs. The Company's management and the bank were concerned about factors including the Company's lack of liquidity, its working capital deficit, and the threat of a repeat of the oil price collapse such as occurred during 1994. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the commercial bank as a condition of extending credit to the Company. In lieu of any cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 at an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares pursuant to the warrants. Prior to approving execution of the agreement to obtain bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness, from a financial point of view, of terms proposed to be paid for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. The Board of Directors did not act to approve the transaction until, at a meeting of Directors held on March 29, 1996, such independent investment bank delivered its written opinion stating that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders.

        Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 per month through April 2000. As of March 28, 1997, the Company had borrowed $277,000 and had $123,000 remaining available under the agreement.

The Company also maintains a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such credit facility. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit will be fully repaid in April 1997, and is not expected to be renewed.

        In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the EPA, and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involves converting certain marginally producing and water supply wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The total cost of the initial phase of the waterflood project expended through December 1996 was approximately $197,000, of which the Company's share was approximately $146,000. The Company funded its share through internal cash flows with the balance paid by outside working interest owners who elected to join in the project. The Company is now gradually increasing the injection of water into the formation pursuant to the waterflood plan. The Company does not anticipate significant increases in production volumes until further development occurs. If production response is achieved, the Company will pursue a field-wide implementation of the waterflood plan subject to, among other things, engineering advice and the availability of additional financing. Assuming full implementation of the waterflood on a fieldwide basis, the Company's share of the total estimated costs of the waterflood project would be approximately $750,000 over the next two to three year timeframe.

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

        The production and sale of oil and gas are subject to a variety of federal, state and local government regulations, including regulations concerning the prevention of waste, the discharge of materials into the environment, the conservation of natural gas and oil, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization of pooling of properties and various other matters. Many jurisdictions have at various times imposed limitations on the production of gas and oil by restricting the rate of flow for gas and oil wells below the actual capacity to produce. The Company believes it is in substantial compliance with current applicable environmental and other governmental laws and regulations. However, governmental laws and regulations have continued to impose increasingly strict requirements on companies for water and air pollution control and solid waste management. As a result, it is likely that the Company will incur increasing costs for compliance with such regulations in the future.

RESULTS OF OPERATIONS

        1996 COMPARED TO 1995. In the year ended December 31, 1996, oil and gas revenues from production totaled $1,507,407 compared to $1,245,986 for the previous year, a net increase of $261,421 or approximately 21.0%. The increase in oil and gas revenue is primarily attributable to an increase in average oil price of $2.44 per barrel from $17.12 per barrel during 1995 to $19.56 per barrel during 1996. Additionally, average gas prices increased $0.40 per Mcf from $0.97 during 1995 to $1.37 during 1996. Gas production volumes increased 6,900 Mcf and oil production volumes increased 2,400 barrels during 1996 compared to 1995 reflecting the effects of field management, weather and production from limited additional purchases of interests in leases operated by the Company.

        Production costs totaled $957,443 during 1996 compared to $814,841 in 1995, an increase of $142,602 or approximately 17.5%. Oil production volumes increased to 60,998 barrels during 1996 compared to production volumes of 58,626 barrels in 1995. Gas production volumes increased to 239,512 Mcf during 1996 compared to production volumes of 232,655 in 1995. The increases in both production costs and volumes produced are attributable to purchases of additional interests in Company operated properties in New Mexico partially offset by natural production decline. Production costs per barrel of oil equivalent increased as a result of increased well maintenance costs incurred in 1996, which are not expected to recur.

        During 1996, the Company's depreciation, depletion and amortization expense decreased to $325,502 compared to $508,745 for the prior year. The decrease is primarily attributable to upward revisions of reserve estimates due to increases in oil and gas prices and the Company changing its depletion method on producing oil and gas properties from the property-by-property basis to the field basis of applying the unit-of-production method. The cumulative effect of the Company changing its method of accounting for depletion reduced income for the year ended December 31, 1996 by $39,770. See Note 1 to the Consolidated Financial Statements for a discussion of the change in accounting method for depletion. Depletion expense per equivalent unit of production decreased to $2.89 per barrel in 1996 from $4.83 per barrel in 1995. Should oil and gas prices decrease significantly from prices prevailing at December 31, 1996, estimated reserves would decline and depletion expense on a unit-of-production basis would increase significantly.

        During 1996, general and administrative expenses were $387,464 compared to $431,701 for the prior year, a decrease of $44,237 or 10.0%. The decrease is attributable to continuing reductions in corporate overhead and increases in operating fees charged to outside working interests in Company operated properties.

        The Company reported a net loss on the disposition of oil and gas properties, equipment, inventory and other assets of $12,023 during 1996 compared to a net gain on the disposition of oil and gas properties, equipment, inventory and other assets of $12,576 during 1995. The 1996 loss arose from the writedown of certain field equipment. The 1995 gain arose from the sale of non-strategic properties which the Company elected to sell due to marginal production and limited development potential. Additionally, the Company charged to operations in the prior year $66,142 for previously deferred property acquisition costs.

        Interest expense decreased to $24,777 in 1996 compared to $31,416 in 1995 due to reductions in average principal amounts of debt outstanding during 1996. Other income (expense) in 1996 primarily reflects the accrual of $25,000 for a guarantee fee in connection with the Company's new credit facility. See
Note 5 to the Consolidated Financial Statements.

        Primarily reflecting the factors discussed above, the Company reported a net loss for the year ended December 31, 1996 of $226,160 compared to a net loss of $573,177 for the prior year.

        1995 COMPARED TO 1994. For the year ended December 31, 1995 oil and gas revenues from production totaled $1,245,986 compared to $1,589,302 for the previous year, a net decrease of $343,316, or approximately 21.6%. The decrease in oil and gas revenues is primarily attributable to sales of scattered non-strategic oil and gas properties in 1994 after the sharp decline during the first half of 1994 in average oil price postings. As oil prices began to recover in mid 1994, gas prices dropped sharply and remained depressed throughout the second half of 1994 and the entire year of 1995.

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

        During 1995, the Company's depreciation, depletion and amortization expense decreased to $508,745 compared to $542,367 for the prior year. The decrease is primarily attributable to a reduction in depletion expense due to sales of non-strategic properties in 1994. Depletion expense per equivalent unit of production increased to $4.83 per barrel from $3.98 per barrel in 1994.

        During 1995, general and administrative expenses were $431,701 compared to $737,870 for the prior year, a decrease of $306,169 or approximately 41.5%. The decrease is attributable to reductions in personnel and corporate overhead. Such reductions were acheived through the elimination of administrative costs associated with the maintenance and reporting requirements of the marginal properties sold during 1994, the elimination of substantial professional fees to outside parties and the streamlining of personnel and corporate overhead costs.

        The Company reported a net gain on the disposition of oil and gas properties, equipment, inventory and other assets of $12,576 during 1995 compared to a net loss on dispositions of $532,208 during 1994. The 1994 loss arose from the sale of non-strategic properties which the Company elected to sell due to marginal production or limited development potential. In 1995, the Company determined that certain property purchases under contract would not be executed. Therefore, previously deferred property acquisition costs of $66,142 were charged to operations in 1995.

        Interest expense decreased to $31,416 in 1995 compared to $46,844 in 1994 due to reductions in average principal amounts outstanding during 1995.

        Primarily reflecting the factors discussed above, the Company reported a net loss for the year ended December 31, 1995 of $573,177 compared to a net loss of $1,307,407 for the prior year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ". This standard requires that long-lived assets, including proved oil and gas properties, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1996 with no effect on the operating results or financial condition of the Company. However, in the event of a substantial downturn, whether temporary or permanent, in prices obtainable for either oil or gas, such as the industry experienced in 1994, the Company may be required to provide an impairment on the carrying value of its oil and gas properties.

        In the first quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and requires increased disclosures if expense recognition is not adopted. The Company adopted SFAS 123 in 1996 and did not elect expense recognition for stock options and therefore implementation of SFAS No. 123 did not have an effect on the Company's operating results or financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                          PAGE
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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Oil Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

        As described in Note 1 to Consolidated Financial Statements, the Company changed its method of accounting for depletion of its oil and gas producing properties effective January 1, 1996.

                                                     COOPERS & LYBRAND L.L.P.

Houston, Texas
March 28, 1997

                               GOLDEN OIL COMPANY

                           Consolidated Balance Sheets

                                                            DECEMBER 31,
                                                  ------------------------------
               ASSETS                                   1996             1995
                                                        ----             ----
Current assets:
   Cash and cash equivalents .................     $   165,209      $    67,599
   Short-term investments ....................          25,000           24,264
   Accounts receivable:
     Oil and gas sales .......................         290,210          228,844
     Drilling and operations .................          24,023           88,327
       (including allowance for
         doubtful accounts of $91,718
         and $73,118 in 1996
         and 1995, respectively)
     Affiliates and other ....................          55,903           71,524

   Prepaid expenses and other ................          35,997           29,227
                                                   -----------      -----------

     Total current assets ....................         596,342          509,785
                                                   -----------      -----------

Property and equipment, at cost:
   Oil and gas properties
     (using the successful efforts
       method of accounting)
   Producing properties ......................       5,781,349        5,847,201
   Undeveloped leasehold costs ...............         105,000          105,000
                                                   -----------      -----------
     Total oil and gas properties ............       5,886,349        5,952,201

   Pipeline, field and other well
     equipment ...............................         242,902          267,743
   Other property and equipment ..............         468,911          461,125
                                                   -----------      -----------
                                                     6,598,162        6,681,069
Less accumulated depreciation,
   depletion and amortization ................      (3,566,746)      (3,454,413)
                                                   -----------      -----------

     Net property and equipment ..............       3,031,416        3,226,656
                                                   -----------      -----------

Investment, real estate ......................         196,234          205,848

Other assets .................................           1,481            1,481
                                                   -----------      -----------

                                                   $ 3,825,473      $ 3,943,770
                                                   ===========      ===========
                        See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                                             DECEMBER 31,
                                                  ------------------------------
                                                        1996            1995
                                                        ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current
   portion of long-term debt .................    $    130,546     $    122,079
   Accounts payable:
     Drilling and operations .................         901,644          986,732
     Production and other ....................         421,252          247,742

   Accrued expenses ..........................         131,496          126,375
                                                  ------------     ------------


     Total current liabilities ...............       1,584,938        1,482,928
                                                  ------------     ------------

Long-term debt ...............................          69,383           86,540
Other liabilities ............................          85,223           87,213

Commitments and contingencies
   (Notes 7 and 8) ...........................            --               --

Stockholders' equity:
   Preferred stock, par value $.01;
     authorized 10,000,000 shares,
     none issued .............................            --               --
   Common stock, par value $.01;
     authorized 15,000,000 shares,
     issued and outstanding 1,424,291
     shares in 1996 and 1995 .................          14,243           14,243
   Class B convertible common stock,
     par value $.01; authorized 3,500,000
     shares; issued and outstanding 22,254
     shares in 1996 and 1995 .................             223              223
   Additional paid-in capital ................      13,864,479       13,839,479

   Accumulated deficit .......................     (11,793,016)     (11,566,856)
                                                  ------------     ------------


     Total stockholders' equity ..............       2,085,929        2,287,089
                                                  ------------     ------------


                                                  $  3,825,473     $  3,943,770
                                                  ============     ============
                            See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY
                      Consolidated Statements of Operations

                                                                                            YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                            1996                    1995                    1994
                                                                            ----                    ----                    ----
Revenues:

   Oil and gas production ..................................            $ 1,507,407             $ 1,245,986             $ 1,589,302

   Other ...................................................                 29,194                  33,515                  23,615
                                                                        -----------             -----------             -----------


     Total revenues ........................................              1,536,601               1,279,501               1,612,917
                                                                        -----------             -----------             -----------

Costs and expenses:
   Production costs ........................................                957,443                 814,841               1,070,306
   Depreciation, depletion and
     amortization ..........................................                325,502                 508,745                 542,367

   General and administrative ..............................                387,464                 431,701                 737,870
                                                                        -----------             -----------             -----------


     Total costs and expenses ..............................              1,670,409               1,755,287               2,350,543
                                                                        -----------             -----------             -----------

                                                                           (133,808)               (475,786)               (737,626)
Gain (loss) on disposition of
property,
   equipment and other assets ..............................                (12,023)                 12,576                (532,208)
Equity in net loss of investments ..........................                 (9,614)                (22,228)                   --
Property acquisition costs .................................                   --                   (66,142)                   --
Interest income ............................................                  1,254                   1,092                    --
Interest expense ...........................................                (24,777)                (31,416)                (46,844)

Other income (expense) .....................................                 (7,422)                  8,727                   9,271
                                                                        -----------             -----------             -----------

Net earnings (loss) before cumulative
   effect of accounting change .............................               (186,390)               (573,177)             (1,307,407)
Cumulative effect of accounting

   change ..................................................                (39,770)                   --                      --
                                                                        -----------             -----------             -----------


Net earnings (loss) ........................................            $  (226,160)            $  (573,177)            $(1,307,407)
                                                                        ===========             ===========             ===========

Per share data:
   Net earnings (loss) before
cumulative
       effect of accounting change .........................                  (0.13)                  (0.40)                  (0.93)

   Cumulative effect of accounting
       change ..............................................                  (0.03)                   --                      --
                                                                        -----------             -----------             -----------

   Net earnings (loss) per common
   share ...................................................            $     (0.16)            $     (0.40)            $     (0.93)
                                                                        ===========             ===========             ===========
Weighted average number of
common shares and common

share equivalents outstanding ..............................              1,424,291               1,424,291               1,404,291
                                                                        ===========             ===========             ===========

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                 Consolidated Statements of Stockholders' Equity



                                                                                         ADDITIONAL                        TOTAL
                                                 COMMON STOCK      CLASS B COMMON STOCK   PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                               SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL          DEFICIT         EQUITY

Balance at December 31, 1993 ............    1,404,291    $14,043     22,254    $223    $13,819,679    $ (9,669,466)    $ 4,164,479


Net earnings (loss) .....................         --         --         --       --            --        (1,307,407)     (1,307,407)


Property dividend .......................         --         --         --       --            --           (16,806)        (16,806)
                                             ---------    -------    -------    ----    -----------    ------------     -----------

Balance at December
31, 1994 ................................    1,404,291     14,043     22,254     223     13,819,679     (10,993,679)      2,840,266

Net earnings (loss) .....................         --         --         --       --            --          (573,177)       (573,177)

Common stock issued
to Directors in lieu
of cash .................................       20,000        200       --       --          19,800            --            20,000
                                             ---------    -------    -------    ----    -----------    ------------     -----------

Balance at December
31, 1995 ................................    1,424,291     14,243     22,254     223     13,839,479     (11,566,856)      2,287,089


Net earnings (loss) .....................         --         --         --       --            --          (226,160)       (226,160)

Warrants issued in
lieu of cash ............................         --         --         --       --          25,000            --            25,000
                                             ---------    -------    -------    ----    -----------    ------------     -----------


Balance at December
                                             =========    =======    =======    ====    ===========    ============     ===========
31, 1996 ................................    1,424,291    $14,243     22,254    $223    $13,864,479    $(11,793,016)    $ 2,085,929
                                             =========    =======    =======    ====    ===========    ============     ===========

                            See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      Consolidated Statements of Cash Flows

                                                                                              YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------------------
                                                                              1996                   1995                   1994
                                                                              ----                   ----                   ----
Cash flows from operating activities:
   Net earnings (loss) .........................................            $(226,160)            $(573,177)            $(1,307,407)
   Adjustments to reconcile net
     loss to net cash provided
     by (used in) operating activities:
   Depreciation, depletion
     and amortization ..........................................              325,502               508,745                 542,367
   Equity in net loss of investments ...........................                9,614                22,228                    --
   Charge for deferred property
     acquisition costs .........................................                 --                  66,142                    --
   (Gain) loss on disposition of
     property, equipment and
     other assets ..............................................               12,023               (12,576)                532,208
   Guarantee fee ...............................................               25,000                  --                      --
   Cumulative effect of accounting
     change ....................................................               39,770                  --                      --
Changes in assets and
   liabilities:
     (Increase) decrease in
       accounts receivable, net ................................               18,559                72,924                  (5,379)
     (Increase) decrease in
       prepaid expenses and other ..............................               (6,770)               14,956                    (913)
     Increase (decrease) in
       accounts payable ........................................               88,422                12,057                 (88,006)
     Increase (decrease) in other
       liabilities .............................................               (1,990)               50,000                  (2,067)
     Increase (decrease) in

       accrued expenses ........................................                5,121                34,090                  (3,926)
                                                                            ---------             ---------             -----------

     Net cash provided by (used in)
       operating activities ....................................            $ 289,091             $ 195,389             $  (333,123)
                                                                            ---------             ---------             -----------

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                                                                               YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------------------------
                                                                              1996                     1995                   1994
Cash flows from investing activities:
   Proceeds from sale of
     property and equipment ...................................              $  13,621              $  27,579             $ 401,358
   Proceeds from sale of
     investments ..............................................                  --                     --                   30,084
   Increase in short-term
     investments ..............................................                  (736)                  (736)                  (962)
   Additions to oil and gas
     properties ...............................................              (187,087)               (59,344)                  --
   Additions to other property and

     equipment ................................................                (8,589)                (7,280)               (14,301)
                                                                            ---------              ---------              ---------

       Net cash provided by (used in)

         investing activities .................................              (182,791)               (39,781)               416,179
                                                                            ---------              ---------              ---------


Cash flows from financing activities:
   Proceeds from issuance of
     short-term debt ..........................................                 8,467                   --                   25,000
   Proceeds from issuance of
     long-term debt ...........................................               118,693                 86,540                   --

   Payment of debt ............................................              (135,850)              (267,158)              (278,000)
                                                                            ---------              ---------              ---------
       Net cash used in

         financing activities .................................                (8,690)              (180,618)              (253,000)
                                                                            ---------              ---------              ---------

   Net increase (decrease) in cash
     and cash equivalents .....................................                97,610                (25,010)              (169,944)
   Cash and cash equivalents at

     beginning of year ........................................                67,599                 92,609                262,553
                                                                            ---------              ---------              ---------
   Cash and cash equivalents at

     end of year ..............................................             $ 165,209              $  67,599              $  92,609
                                                                            =========              =========              =========

                            See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

Supplemental Disclosure of Cash Flow Information:

        As more fully discussed in Notes 5 and 7 to the Consolidated Financial Statements, warrants to purchase 250,000 shares of the Company's common stock were issued in 1996 in lieu of cash as a guarantee fee for a credit facility for the Company.

        In accordance with established Company policy, during 1995 the Company paid Director fees of $20,000 by issuing shares of the Company's Common Stock in lieu of cash payment.

        As more fully discussed in Note 7 to the Consolidated Financial Statements, during 1994 accounts receivable from an affiliate of $45,000 were exchanged for an additional ownership interest in the Company's headquarters office building.

        Interest charges of $26,187, $37,762 and $42,952 were paid in cash during 1996, 1995 and 1994, respectively. The Company has a substantial loss carryforward and was not required to make cash payments for federal income taxes during 1996, 1995 or 1994.

                               GOLDEN OIL COMPANY

                   Notes to Consolidated Financial Statements

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Golden Oil Company (the "Company") include its wholly owned subsidiaries Regal Petroleum, Ltd. ("Regal"); Spur Petroleum, Inc. ("Spur"); Golden Oil Holding Corporation ("Holding"); and Golden Resources, Inc. ("GRI"). The Company accounts for its commercial real estate investment under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.

        OIL AND GAS PROPERTIES. The Company follows the successful efforts method of accounting for its oil and gas properties. Under the successful efforts method, costs associated with the acquisition, drilling and equipping of successful exploratory wells and all developmental costs, including developmental dry holes, are capitalized and amortized using the unit-of-production method. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred.

        Proceeds from the sale of an interest in an oil and gas property are credited to the asset account until all capitalized costs are recovered relative to that property.

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ". This standard requires that long-lived assets, including proved oil and gas properties, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption of this standard had no effect on the operating results or financial condition of the Company. However, in the event of a substantial downturn in prices obtainable for either oil or gas, whether temporary or permanent, such as the industry experienced in 1994, the Company may be required to provide an impairment on the carrying value of its oil and gas properties.

        PROPERTY AND EQUIPMENT. Property and equipment are depreciated over their estimated useful lives which range from three to ten years using the straight line method. Expenditures for maintenance and repairs which do not improve or extend the useful lives are charged to operations as incurred, while expenditures for major renewals and betterments are capitalized. Dispositions of assets are reflected at their historical cost less accumulated depreciation, with the resulting net gain or loss reflected in operations currently.

        PER SHARE DATA. Earnings per share of Common Stock are computed by dividing net earnings by the weighted average number of shares of Common Stock and common share equivalents outstanding during each period. Options to acquire shares of Common Stock are included in the computation of earnings per share of Common Stock to the extent that they are dilutive. Fully diluted earnings per share is not presented because such data would not be significantly different from the amounts shown.

        During the first quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). These statements will be adopted by the Company effective December 31, 1997. SFAS 128 simplifies the computation of earnings per common

                   Notes to Consolidated Financial Statements
                                   (Continued)

share by replacing primary and fully-diluted presentations with the new basic and diluted disclosures. SFAS 129 establishes standards for disclosing information about an entity's capital structure.

        INCOME TAXES. The Company and its wholly owned subsidiaries join in filing consolidated federal income tax returns. Investment tax credits are accounted for by the flow-through method.

        The Company recognizes deferred income tax assets and liabilities based on the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amounts of assets and liabilities.

        CASH EQUIVALENTS. For purposes of financial statement presentation, highly liquid instruments purchased with an original maturity of three months or less are shown as cash equivalents.

        FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's Notes to Consolidated Financial Statements include information on fair value of its financial instruments when such value is different from the book value. The carrying value of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments. The carrying value of the Company's credit agreements approximate fair value as the interest rates on such instruments are variable, based on current market.

        SHORT-TERM INVESTMENTS. The Company's short-term investments at December 31, 1996 and 1995 consisted, respectively, of 6 and 12 month certificates of deposit in federally insured banks for which cost approximated fair market value.

        USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Supplemental Oil and Gas Information (Unaudited).

        RECLASSIFICATIONS. Certain amounts from prior periods have been reclassified to conform to the presentation format for the Company's 1996 Consolidated Financial Statements with no effect on reported results of operations.

        ACCOUNTING CHANGE. Effective January 1, 1996 the Company changed its depletion method on producing oil and gas properties from the property-by-property basis to the field basis of applying the unit-of-production method. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The Company believes that the field basis provides a better matching of expenses with revenues over the productive life of the properties and, therefore, that the new method is preferable to the property-by-property basis. The cumulative effect of this change in accounting method of $39,770 ($.03 per share) is reported separately in the accompanying consolidated statements of operations. The net effect of the change in method had an immaterial effect on depletion expense for 1996. This new method of computing depletion expense would have had an immaterial impact on results of operations for the years ended December 31, 1995 and 1994 had it been applied during those years.

                   Notes to Consolidated Financial Statements
                                   (Continued)

(2)     OIL AND GAS PRODUCING ACTIVITIES

        Shown below are the historical net capitalized costs and related accumulated depreciation, depletion and amortization for the Company's oil and gas properties at the dates indicated. The Company's oil and gas operations are conducted entirely in the United States.

                                                                                               At December 31,
                                                                      --------------------------------------------------------------
                                                                          1996                     1995                     1994
                                                                          ----                     ----                     ----
Oil and gas properties:
   Producing ............................................             $ 5,781,349              $ 5,847,201              $ 5,994,169
   Non-producing ........................................                 105,000                  105,000                  105,000
                                                                      -----------              -----------              -----------
                                                                        5,886,349                5,952,201                6,099,169
Less accumulated depreciation,
   depletion and amortization ...........................              (3,035,795)              (2,957,112)              (2,626,913)
                                                                      -----------              -----------              -----------
   Net oil and gas
     properties .........................................             $ 2,850,554              $ 2,995,089              $ 3,472,256
                                                                      ===========              ===========              ===========

        Costs incurred in the Company's oil and gas operations and related accumulated depletion, depreciation and amortization per equivalent unit of production are shown below. For purposes of determining the equivalent unit of production, six Mcf of gas production is assumed to be equivalent to production of one barrel of oil.

                                                                                               At December 31,
                                                                          ----------------------------------------------------------

                                                                              1996                  1995                     1994
                                                                              ----                  ----                     ----
Property acquisition costs:
   Producing ...............................................               $ 88,355               $   --                 $      --
   Non-producing ...........................................                   --                     --                        --
                                                                           --------               --------               -----------

                                                                             88,355                   --                        --
                                                                           ========               ========               ===========
Exploration costs ..........................................                   --                     --                        --
                                                                           ========               ========               ===========
Development costs ..........................................                 98,732                 59,344                      --
                                                                           ========               ========               ===========
Depletion ..................................................                291,852                470,369                   500,424
                                                                           ========               ========               ===========
Depletion per
 equivalent unit of production .............................               $   2.89               $   4.83               $      3.98
                                                                           ========               ========               ===========

                   Notes to Consolidated Financial Statements
                                   (Continued)

        The Company's current oil and gas activities consist primarily of the operation and development of oil and gas properties in Oklahoma and New Mexico. At December 31, 1996 and 1995 the Company's accounts receivable, which generally are not collateralized, were primarily from entities and individuals involved in the oil and gas industry. The Company sells its oil and gas production on currently available markets and pursuant to contracts with various purchasers. Generally, the purchasers of the Company's production volumes are established oil and gas and industrial companies. The Company does not anticipate nonperformance by the counterparties under such contracts. At January 1, 1997, the Company had approximately 20% of its estimated monthly oil production under fixed price arrangements with one purchaser at an average price of $21.17 per barrel. Effective February 1, 1997, the Company entered into a new fixed price arrangement which increased the amount of production under fixed price arrangements to approximately 60% of its monthly oil production. The combined fixed price arrangements with the two purchasers provide an average price of $22.00 per barrel through July 1997. During 1996 sales to three purchasers accounted for approximately 46%, 34% and 17%, respectively, of the Company's total revenues. For each of the two previous years, sales to three purchasers accounted for approximately 55%, 28%, and 14% for the year ended December 31, 1995 and 45%, 23%, and 14% for the year ended December 31, 1994 of the Company's total revenues. No other customer accounted for more than ten percent of the Company's total revenues during those periods.

(3)     AGREEMENTS TO PURCHASE OIL AND GAS  PROPERTIES

        During the fourth quarter of 1993 the Company entered into an agreement to purchase proved producing reserves in oil and gas properties in New Mexico's San Juan Basin under which it paid a nonrefundable deposit of $42,000. Due to subsequent declines in oil and gas prices, environmental and operational factors related to these prospective acquisitions, the Company elected not to close on the transaction. Accordingly, in 1995, the Company charged approximately $24,000 of acquisition-related costs and the $42,000 deposit to 1995 operations.

(4)   INDEBTEDNESS

        In April 1996, the Company entered into a new credit agreement with a commercial bank in Albuquerque, New Mexico under which the Company increased the borrowings available to it from $150,000 to $400,000. In addition, the maturity schedule of the Company's debt was extended to four years, subject to certain conditions. The new credit agreement bears interest at 2% over the bank's prime lending rate adjusted periodically. Such interest rate was 9.25% at December 31, 1996. Such credit facility is further collateralized by the Company's New Mexico oil and gas properties.

        Proceeds from the new credit facility have been utilized to refinance short-term debt then outstanding, to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator, and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related

                   Notes to Consolidated Financial Statements
                                   (Continued)

costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the lender as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted for the warrants.

        Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 through April 2000. As of March 28, 1997, the Company had borrowed $277,000 and had $123,000 remaining available under the new credit agreement.

        The Company also maintains a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such line of credit facility. The line of credit bears interest at 2% over the bank's prime lending rate, adjusted periodically. Such interest rate was 8.25% at December 31, 1996. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit will be fully paid in April 1997 and is not expected to be renewed. This credit facility is collateralized by the Company's Oklahoma properties.

(5)   CAPITAL STOCK

        STOCK OPTIONS. The Company has a stock option plan for key employees (the "Employee Plan "). The Employee Plan is administered by the Stock Option Committee which is appointed by the Board of Directors. During 1989 the Stock Option Committee granted options covering 147,000 shares to the Company's Chairman at an exercise price (market price at the date thereof) of $1.79 per share which may be exercised in whole or in part through December 21, 1999. During 1990 the Stock Option Committee granted 49,000 options to other eligible employees at an exercise price (market price at the date thereof) of $1.79 per share which may be exercised in whole or in part through April 16, 2000. There were no options exercised or granted during the years 1996, 1995 or 1994.

        The Company also has a stock option plan covering 14,000 shares for the Company's non-employee directors (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will be granted 1,400 shares per year, subject to prior approval by the Board of Directors, at the market price on the date of grant. Options covering such shares may be exercised by any time from the date of grant and all optioned shares must be exercised within five years from the date of grant. No such options were granted or exercised during the years ended December 31, 1996, 1995 or 1994.

        STOCK WARRANTS. In connection with the new credit arrangement executed in April 1996 (See Note 4), the Company issued stock warrants to an officer to purchase 250,000 unregistered shares of common stock at $0.20 per share as a guarantee fee in lieu of cash to provide a personal guarantee on the entire debt including associated interest and other costs. The grant date of such warrants was March 29, 1996 and they were fully vested at the date of grant. The fair value of the warrants, estimated to be $25,000, has been reflected as additional paid-in capital and other income (expense) during 1996. As of March 28,

                   Notes to Consolidated Financial Statements
                                   (Continued)

1997, the guarantor had exercised rights to purchase 100,000 shares of common stock available under the warrants.

        CLASS B COMMON STOCK. During 1986, the stockholders of the Company approved the issuance of a new class of common stock designated Class B Common Stock ("Class B Common"). The holders of Class B Common, voting as a separate class, have the right to elect a simple majority of the Board of Directors and vote as a separate class on major corporate transactions. Holders of the Class B Common also vote share-for-share with holders of the Common Stock. Class B Common shares are not publicly traded, and are only transferable to persons within defined categories of "permitted transferees", but may be converted into Common Stock at any time on a share-for-share basis.

        PREFERRED STOCK. The Company also has an authorized class of Preferred Stock, par value $.01, of which there are currently 10,000,000 shares authorized, with none currently issued or outstanding.

(6)     INCOME TAXES

        At December 31, 1996 the Company had aggregate net operating loss carryforwards of approximately $10,800,000 which expire at various dates through the year 2011, and net investment tax credit carryforwards of approximately $229,000 which expire at various dates through the year 2000. In connection with ownership changes resulting from certain transactions, the utilization of the net operating loss and net investment tax credit carryforwards are limited under Sections 382 and 383 of the Internal Revenue Code to a maximum of approximately $7,552,000. Certain other restrictions may also exist as to the utilization of such carryforwards. At December 31, 1996 the Company also has available federal statutory depletion and capital loss carryforwards.

        The components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                            Deferred Tax
                                                         Assets (Liabilities)
                                                   -----------------------------
                                                        1996              1995
                                                        ----              ----

Accounts receivable ..........................     $    33,332      $    24,860
Accrued expenses .............................            --             (1,190)
Oil and gas properties (net) .................        (377,493)        (378,565)
Investment in real estate ....................          44,148           40,880
Net operating losses .........................       3,680,175        3,746,594
Capital losses ...............................         335,504          326,257
Investment tax credit ........................          77,788          102,962
Percentage depletion .........................       1,096,443        1,067,025
                                                   -----------      -----------
Deferred tax asset (liability) ...............       4,889,897        4,928,823
Valuation allowance ..........................      (4,889,897)      (4,928,823)
                                                   -----------      -----------
Deferred  tax assets  (liabilities),net ......     $      --        $      --
                                                   ===========      ===========

                   Notes to Consolidated Financial Statements
                                   (Continued)

        The Company's valuation allowance increased (decreased) by approximately ($39,000), $96,000, and $442,000 for 1996, 1995 and 1994, respectively. The decrease in the valuation allowance in 1996 is attributable to the expiration of prior year tax loss carryforwards partially offset by current year net operating loss carryforwards.

 (7)  CERTAIN TRANSACTIONS

        In connection with the Company's real estate investment through a limited partnership ("Partnership") in its headquarters commercial office building, on October 17, 1996, the Company put up its pro rata share of $25,000 as a guarantor under a $100,000 standby letter of credit. Other investors, including an officer of the Company with an ownership interest in the Partnership, provided the remaining $75,000 guarantee under such standby letter of credit. This letter of credit was required by the Partnership's first mortgage lender as a condition to extension and modification of the mortgage term until April 1, 1997. Such extension was required in order to provide time to execute a new mortgage agreement with the existing lender or a new institutional lender.

        On March 18, 1997, the Partnership executed a loan commitment with a new lender. The Partnership anticipates that it will close the transaction in late April 1997. At present, the Partnership is seeking to modify the present loan extension to extend to May 1997. In the event the Partnership is unable to obtain an additional extension such loan could be deemed by the lender to be in default. If the new loan is not closed by May 1, 1997, the present lender has the right to present and exercise on the $100,000 letter of credit and the Company would be required to honor its pro rata share thereof until the new loan is funded. Although no assurances can be made as to the lender's actions, the Company believes that the Partnership will be able to modify the term of the extension to provide for a mutually agreeable closing date.

        At December 31, 1994 accounts receivable from an affiliate of $45,000 were exchanged for an additional ownership interest in the Company's headquarters office building. The Company's interest in the building is approximately 23% after such exchange and, as a result, the Company changed its method of accounting for this investment to the equity method beginning on January 1, 1995. Under a six year lease through December 15, 2002 the Company leases approximately 3,950 square feet of office space in the building of a total of approximately 54,000 square feet.

        In connection with establishment of a new electronic data processing and management reporting system, the Company is jointly and severally liable for a computer hardware and software lease together with a related party that is also jointly and severally liable for the lease obligation. The lease has a term of five years through January, 1999 and provides for monthly payments of $3,050, of which one-half will be paid by the Company. The Company anticipates that it will share use of the hardware and additional software throughout such term.

                   Notes to Consolidated Financial Statements
                                   (Continued)

(8)     COMMITMENTS AND CONTINGENCIES

        At December 31, 1996 the aggregate future minimum lease payments under the Company's noncancellable operating leases are:

                         1997                    $  68,235
                         1998                       68,235
                         1999                       51,735
                         2000                       50,235
                         2001                       50,235
                         Thereafter                 48,142
                                                ----------
                          Total                  $ 336,817
                                                ==========

        Rent expense for the years ended December 31, 1996 was $55,500 and $57,900 for the years ended December 31, 1995 and 1994.

                End of Notes to Consolidated Financial Statements

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

        The following quantity and discounted estimates of future net cash flows are based on prices as of the respective year ends. No price escalation was assumed. Operating costs, production taxes, royalties and estimated future capital expenditures to complete development of the proved reserves were deducted in determining the quantity and discounted estimates of future net cash flows. Such costs were estimated based on current costs and were not adjusted to anticipate increases due to inflation or other factors. No deductions were made for general overhead, depreciation or other indirect costs. The following table reflects estimated quantities of proved oil and gas reserves. These reserves have been reduced for royalty interests owned by others. These reserves are all located in the United States and have been estimated by the Company's petroleum engineers. The Company considers such estimates to be reasonable; however, due to inherent uncertainties, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

        The estimated proved and proved developed oil and gas reserves shown below are based on economic assumptions and future projections. The Company does not believe that such amounts necessarily represent the reserve volumes or amounts which would be actually recoverable at the respective dates shown.

                                                             ANALYSIS OF CHANGES IN PROVED RESERVES
                                                                    YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------------
                                             1996                             1995                               1994
                                     ---------------------           ----------------------              --------------------


                                     Oil               Gas             Oil              Gas              Oil              Gas
                                    (BBLS)            (MCF)          (BBLS)            (MCF)            (BBLS)           (MCF)
                                    -----             -----          ------            -----            ------           -----
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES:
Beginning of year ............    1,298,253          880,158        1,477,446        1,209,079        1,601,749        2,722,202
Revisions of previous
estimates ....................      325,640          589,788         (120,367)(4)      (96,266)          34,619         (469,511)
Sales of minerals in place....         --               --               (200)            --            (86,991)        (720,626)
other additions ..............         --               --               --               --               --               --

Production ...................      (60,998)        (239,512)         (58,626)        (232,655)         (71,931)        (322,986)

Purchase of minerals in place        51,100          232,300             --               --               --               --
                                 ----------       ----------       ----------       ----------       ----------       ----------
End of year ..................    1,613,995(1)     1,462,734(1)     1,298,253(2)       880,158(2)     1,477,446(3)     1,209,079(3)
                                 ==========       ==========       ==========       ==========       ==========       ==========

PROVED DEVELOPED
  RESERVES:


Beginning of year ............      432,133          880,158          611,326        1,209,079          672,437        2,525,202
                                 ==========       ==========       ==========       ==========       ==========       ==========

End of year ..................      593,756(1)     1,462,734(1)       432,133(2)       880,158(2)       611,326        1,209,079(3)
                                 ==========       ==========       ==========       ==========       ==========       ==========

(1) In accordance with the reporting regulations of the SEC, total estimated reserves at December 31, 1996 reflect oil and gas prices prevailing at year end ranging from $23.30 to $24.60 per barrel of oil and $1.89 to $2.75 per Mcf of gas. Oil prices at December 31, 1996 were higher than currently prevailing prices and, in management's opinion, were not indicative of prices likely to prevail throughout 1997. As of March 15, 1997, the Company is obtaining a price of approximately $21.00 per barrel of oil on sales of oil not subject to fixed price contracts. Use of such March 15, 1997 prices in the above projections would have decreased total reserves recoverable as of December 31, 1996.

        In March 1993, an agreement was reached between the two principal operators in the South Dog Creek field (Calumet Oil and the Company ) to enhance and extend the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. Calumet Oil and the Company filed for a water injection permit with the EPA and during October 1993, a field-wide water injection permit was granted by the EPA to Calumet Oil and the Company. Initial work has been completed on a portion of the field and water is currently being injected at a gradually increasing rate. The total cost of the initial phase of the waterflood project was approximately $197,000 of which the Company's share was approximately $146,000. After full implementation the Company's share of the total costs of the waterflood project are expected to be approximately $750,000. The Company funded its initial share of the waterflood project costs incurred during 1995 and 1996 using cash from operations.

(2) Amounts computed using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.

(3) The Company used an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.

(4) In 1995, the Company made certain revisions to estimated future lease operating expenses.

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
                         CASH FLOWS AND CHANGES THEREIN

        The standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is as follows:

                                                                                                  December 31,
                                                                           -------------------------------------------------------

                                                                                 1996                1995                1994
                                                                           ----------------     --------------      --------------
  Future cash inflows ..................................................   $ 43,560,590          $ 23,201,780       $ 26,877,040
  Future production and
     development costs .................................................    (14,541,524)           (8,143,653)        (9,677,222)


  Future income tax expenses ...........................................     (6,265,135)           (3,161,915)        (3,735,514)
                                                                           ------------          ------------       ------------

  Future net cash flows ................................................     22,753,931            11,896,212         13,464,304

  10% annual discount for

     estimated timing of
       cash flows ......................................................     (8,517,599)           (4,690,122)        (5,364,457)
                                                                           ------------          ------------       ------------

  Standardized measure of
      discounted future net ............................................   $ 14,236,332(1)(4)    $  7,206,090(2)    $  8,099,847(3)
      cash flows .......................................................   ==============        ==============     ================

Future net cash flows were computed using year-end prices and costs, and year end statutory tax rates that relate to existing proved oil and gas reserves.

(1) In accordance with the reporting regulations of the SEC, total estimated reserves at December 31, 1996 reflect oil and gas prices prevailing at year end ranging from $23.30 to $24.60 per barrel of oil and $1.89 to $2.75 per Mcf of gas. Oil prices at December 31, 1996 were higher than currently prevailing prices and, in management's opinion, were not indicative of prices likely to prevail throughout 1997. As of March 15, 1997, the Company is obtaining a price of approximately $21.00 per barrel of oil on sales of oil not subject to fixed price contracts. Use of such March 15, 1997 price in the above projections would have decreased estimated future net cash flows as of December 31, 1996.

(2) Amounts computed using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.
(3) Amounts computed using an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.
(4) The realization of the discounted cash flows associated with the Company's proved undeveloped reserves in the South Dog Creek field are dependent on, among other things, the availability of financing to complete development and the success of production response from the waterflood injection program.

        The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------------------------
                                                                         1996                    1995                   1994
                                                                     -------------          -------------            -----------
Standardized measure of
   discounted future net
     cash flows, beginning of
       year .............................................            $ 7,206,090             $ 8,099,847            $ 7,525,451
Sale of oil and gas
   produced, net of
     production costs ...................................               (549,964)               (413,988)              (499,928)

Net changes in prices and
   production costs .....................................              3,338,005                (443,613)             2,257,584

Purchases of minerals in
   place ................................................              1,082,136                    --                     --

Sales of minerals in place ..............................                   --                    (2,339)              (847,690)

Extensions and discoveries ..............................                   --                      --                     --

Revisions of previous quantity
   estimates ............................................              5,752,713              (1,051,461)               (57,470)

Net change in income taxes ..............................             (3,313,257)                207,659             (1,030,645)


Accretion of discount ...................................                720,609                 809,985                752,545
                                                                     -----------             -----------            -----------

Standardized measure of
   discounted future net
     cash flows, end of year ............................            $14,236,332 (1)         $ 7,206,090(2)         $ 8,099,847 (3)
                                                                     ===========             ===========            ===========

        Future net cash flows were computed using year end prices and costs, and year end statutory tax rates that relate to existing proved oil and gas reserves.

(1) In accordance with the reporting regulations of the SEC, total estimated reserves at December 31, 1996 reflect oil and gas prices prevailing at year end ranging from $23.30 to $24.60 per barrel of oil and $1.89 to $2.75 per Mcf of gas. Oil prices at December 31, 1996 were higher than currently prevailing prices and, in management's opinion, were not indicative prices likely to prevail in 1997. As of March 15, 1997, the Company is obtaining a price of approximately $21.00 per barrel of oil on sales of oil not subject to fixed price contracts. Use of such March 15, 1997 price in the above projections would have decreased estimated future net cash flows as of December 31, 1996.
(2) Amounts computed using oil prices ranging from $17.00 to $17.25 per barrel and gas prices ranging from $1.00 to $1.30 per Mcf.
(3) Using an oil price of $17.00 per barrel and gas prices ranging from $1.30 to $1.50 per Mcf.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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
                      are included in Part II, Item 8:

                      Report of Independent Accountants.......................18

                      CONSOLIDATED FINANCIAL STATEMENTS:
                      Consolidated Balance Sheets as of
                      December 31, 1996 and 1995..............................19
                      Consolidated Statements of Operations for the
                      years ended December 31, 1996, 1995 and 1994............21
                      Consolidated Statements of Stockholders' Equity
                      for the years ended December 31, 1996, 1995 and
                      1994....................................................22
                      Consolidated Statements of Cash Flows for the
                      years ended December 31, 1996, 1995 and 1994............23

                      Notes to Consolidated Financial Statements..............26

               2.     FINANCIAL STATEMENT SCHEDULES:

                      Schedule II Valuation and Qualifying Accounts...........42

                      All other schedules are omitted because they are not
                  applicable or the information is included in the financial statements and notes included herewith.

        (B)           REPORTS ON FORM 8-K

                      No reports on Form 8-K were filed during the Company's
                  last fiscal quarter of 1996.

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

        10.12 Warrant to Purchase Shares of Common Stock, dated March 29, 1996 by and between Golden Oil Company and Ralph T. McElvenny, Jr. (filed herewith).

        10.13. Note Agreement dated April 12, 1996 by and between Golden Oil Company, Ralph T. McElvenny, Jr. and Western Bank of Albuquerque, New Mexico (filed herewith).

        22.1   SUBSIDIARIES OF THE COMPANY (filed herewith).

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            Additions
                                              Additions     Charged to
                               Balance at     Charged to      Other                       Balance
                                Beginning     Costs and      Accounts      Deductions    at End of
        DESCRIPTION             OF PERIOD      EXPENSES      DESCRIBE     DESCRIBE (1)     PERIOD
        -----------             ---------      --------      --------     ------------     ------
Year Ended December 31,
1994
   Allowance for doubtful

     accounts                     $52,363        37,000              --            --       $89,363
                                  -------        ------            ------        ------     -------

Year Ended December 31,
1995
   Allowance for doubtful

     accounts                      $89,363          --                --       (16,245)     $73,118
                                   -------        ------            ------      ------      -------


Year Ended December 31,
1996
   Allowance for doubtful

     accounts                      $73,118        22,153              --        (3,553)       $91,718
                                   -------        ------            ------       ------       -------

(1)     Accounts written off, net of recoveries and allowance adjustment.

                               GOLDEN OIL COMPANY

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GOLDEN OIL COMPANY



Date:   March 31, 1997                      By:     /S/ RALPH T. MCELVENNY, JR.
                                                    Ralph T. McElvenny, Jr.,
                                                    Director Chief Executive
                                                    Officer


                                            By:     /S/ JEFFREY V. HOUSTON
                                                    Jeffrey V. Houston
                                                    Principal Financial and
                                                    Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:   March 31, 1997                      By:     /S/ DARRYL L. EMMERT
                                                    Darryl L. Emmert, Director


Date:   March 31, 1997                      By:     /S/ RALPH T. MCELVENNY, JR.
                                                    Ralph T. McElvenny, Jr.,
                                                    Director Chief Executive
                                                    Officer

Date:   March 31, 1997                      By:     /S/ FRANK J. YEAGER
                                                    Frank J. Yeager, Director