Form 10-K/A
period 1996-12-31
GOLDEN OIL CO /DE/
filed 1997-04-09
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
(Mark One)

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

        22.1   SUBSIDIARIES OF THE COMPANY (filed herewith).
                                       41