Form 10-Q
period 1997-03-31
GOLDEN OIL CO /DE/
filed 1997-05-28
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                   OR

[ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

YES [ ]         NO    [X]

      As of May 1, 1997, the Registrant had outstanding 1,424,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B common stock, par value $.01 per share.

                                    CONTENTS

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            -   Consolidated Statements of Operations.....................    3

            -   Consolidated Balance Sheets...............................    4

            -   Consolidated Statements of Cash Flows.....................    6

            -   Notes to Consolidated Financial Statements................    8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   13

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K...............................  17

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
Revenues:
 Oil and gas production ......................     $   422,364      $   277,657
 Other .......................................           6,336            7,006
                                                   -----------      -----------
  Total revenues .............................         428,700          284,663
                                                   -----------      -----------
Costs and expenses:
 Production costs ............................         306,576          192,471
 Depreciation, depletion
  and amortization ...........................          81,563          102,156
 General and administrative ..................          65,708           49,842
                                                   -----------      -----------
  Total costs and expenses ...................         453,847          344,469
                                                   -----------      -----------
                                                       (25,147)         (59,806)
Equity in net loss of investments ............          (1,263)          (2,800)
Interest income ..............................             262              312
Interest expense .............................          (5,338)          (4,863)
Other income (expense) .......................             893              334
                                                   -----------      -----------
Net earnings (loss) before cumulative
 effect of accounting change .................         (30,593)         (66,823)

Cumulative effect of accounting
 change (Note 1) .............................            --            (39,770)
                                                   -----------      -----------
Net earnings (loss) ..........................     $   (30,593)     $  (106,593)
                                                   ===========      ===========
Per share data:
 Net earnings (loss) before
  cumulative effect of accounting change .....           (0.02)           (0.04)
Cumulative effect of accounting change .......            --              (0.03)
                                                   -----------      -----------
 Net earnings (loss) per common share ........     $     (0.02)     $     (0.07)
                                                   ===========      ===========
Weighted average number of
 common shares and common
  share equivalents outstanding ..............       1,424,291        1,424,291
                                                   ===========      ===========

                See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                  MARCH 31,         DECEMBER 31,
                                                    1997                1996
                                                 -----------        -----------
     ASSETS

Current assets:
  Cash and cash equivalents ..............       $   129,041        $   165,209
  Short-term investments .................            25,480             25,000
  Accounts receivable, net ...............           314,349            370,136
  Prepaid expenses and other .............            34,680             35,997
                                                 -----------        -----------
     Total current assets ................           503,550            596,342
                                                 -----------        -----------
Property and equipment, at cost:
  Oil and gas properties
  (using the successful efforts
   method of accounting)
   Producing properties ..................         5,787,009          5,781,349
   Non-producing properties ..............           105,000            105,000
                                                 -----------        -----------
   Total oil and gas properties ..........         5,892,009          5,886,349
                                                 -----------        -----------
Pipeline, field and other well
  equipment ..............................           241,502            242,902
Other property and equipment .............           472,978            468,911
                                                 -----------        -----------
                                                   6,606,489          6,598,162

Less accumulated depreciation,
  depletion and amortization .............        (3,648,309)        (3,566,746)
                                                 -----------        -----------
  Net property and equipment .............         2,958,180          3,031,416
                                                 -----------        -----------
Investments, real estate .................           194,971            196,234
Other assets .............................             1,481              1,481
                                                 -----------        -----------
                                                 $ 3,658,182        $ 3,825,473
                                                 ===========        ===========

                                  (Continued)

                See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                  (UNAUDITED)

                                                    MARCH 31,      DECEMBER 31,
                                                       1997            1996
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Notes payable and
  current portion of long-term debt ............   $    118,203    $    130,546
 Accounts payable ..............................      1,212,171       1,322,896
 Accrued expenses ..............................        104,692         131,496
                                                   ------------    ------------
  Total current liabilities ....................      1,435,066       1,584,938
                                                   ------------    ------------
Long-term debt .................................         40,416          69,383
Other liabilities ..............................        127,364          85,223

Commitments and contingencies (Notes 4 and 5)

Stockholders' equity:
 Preferred stock, par value $.01;
  authorized 10,000,000 shares, none issued
 Common stock, par value $.01
  authorized 15,000,000 shares,
  issued and outstanding 1,424,291
  shares at March 31, 1997
  and December 31, 1996 ........................         14,243          14,243
 Class B common stock, par value $.01;
  (convertible share for share into common
  stock) authorized 3,500,000 shares, issued
  and outstanding 22,254 shares at
  March 31, 1997 and December 31, 1996 .........            223             223
 Additional paid-in capital ....................     13,864,479      13,864,479
 Accumulated deficit ...........................    (11,823,609)    (11,793,016)
                                                   ------------    ------------
     Total stockholders' equity ................      2,055,336       2,085,929
                                                   ------------    ------------
                                                   $  3,658,182    $  3,825,473
                                                   ============    ============

                See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
Cash flows from operating activities:
 Net earnings (loss) .............................     $ (30,593)     $(106,593)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
 Depreciation, depletion
  and amortization ...............................        81,563        102,156
 Equity in net loss of
  investment in commercial realty ................         1,263          2,800
 Cumulative effect of accounting
  change .........................................          --           39,770
 Changes in components of working capital:
  (Increase) decrease in accounts
   receivable, net ...............................        55,787         91,537
  (Increase) decrease in prepaid
   expenses and other ............................         1,317          6,593
  Increase (decrease) in accounts
   payable .......................................      (110,725)       (60,127)
  Increase (decrease) in accrued
   expenses ......................................       (26,804)       (19,913)
  Increase (decrease) in
   other liabilities .............................        42,141           --
                                                       ---------      ---------
Net cash provided by (used
 in) operating activities ........................     $  13,949      $  56,223
                                                       ---------      ---------

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         1997            1996
                                                      ---------        --------
Cash flows from investing activities:
 Additions of oil and gas properties ..........       $  (5,660)       $(28,618)
 Additions of other property and
  equipment ...................................          (2,667)           (562)
 Decrease (increase) in short-term
  investments .................................            (480)           --
                                                      ---------        --------
Net cash provided by (used in)
 investing activities .........................       $  (8,807)       $(29,180)
                                                      ---------        --------
Cash flows from financing activities:
 Payment of long-term debt ....................         (41,310)        (22,572)
                                                      ---------        --------
Net cash provided by (used in)
 financing activities .........................       $ (41,310)       $(22,572)
                                                      ---------        --------
Net increase (decrease) in cash and
 cash equivalents .............................         (36,168)          4,471
Cash and cash equivalents at
 beginning of period ..........................         165,209          67,599
                                                      ---------        --------
Cash and cash equivalents at
 end of period ................................       $ 129,041        $ 72,070
                                                      =========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid for interest expense was $5,596 and $6,661 for the three months ended March 31, 1997 and 1996, respectively. No cash was paid for income taxes during the same corresponding periods.

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of Golden Oil Company ("Golden" or "Company") for the year ended December 31, 1996. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

                The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect such adjustments as are necessary to present a fair statement of the financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of a full year of operations. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10- K for the year ended December 31, 1996.

                On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." There was no effect on the financial position or results of operations from the adoption of this standard. In the future, however, pursuant to SFAS No. 121, material negative adjustments could be required to the carrying value of the Company's producing oil and gas properties should prices for oil and gas decline significantly or if the Company were to revise its estimates of recoverable oil and gas reserves.

        RECLASSIFICATIONS

                Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1997 Consolidated Financial Statements with no effect on reported results of operations.

                               GOLDEN OIL COMPANY

        ACCOUNTS RECEIVABLE

                Amounts shown as accounts receivable are net of $91,718 at March 31, 1997 and at December 31, 1996, respectively, to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary. Accounts receivable reflect net amounts due from affiliates of $55,880 at March 31, 1997 and $55,803 at December 31, 1996

        INVESTMENTS

                The Company's short-term investments at March 31, 1997 and December 31, 1996 consisted of a certificate of deposit held by a federally insured bank. Certificate of deposits are held until maturity and, accordingly, are carried at cost.

                The Company holds a limited partnership interest in its headquarters office building. The Company accounts for this investment using the equity method and, accordingly, the Company recognizes its pro-rata share of net income or loss of the limited partnership in its current operating statements.

        ACCOUNTING CHANGE

                Effective January 1, 1996 the Company changed its depletion method on producing oil and gas properties from the property-by-property basis to the field basis of applying the unit-of-production method. The field basis provides for the aggregation of wells that have a common geological reservoir or field. The Company believes the field basis provides a better matching of expenses with revenues over the productive life of the properties and, therefore, the Company believes the field basis method is preferable to the property-by-property basis method. The cumulative negative effect of this change in accounting method of $39,770 ($.03 per share) is reported separately in the accompanying consolidated statements of operations. At the date of the change in accounting method, the net effect of the change was a $21,600 decrease in depletion and depreciation expense and a $21,600 increase in net income ($.02 per share) reported for the three months ended March 31, 1996.

(2)     CERTAIN FIXED PRICE SALE AGREEMENTS

                In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price oil contracts. During the first quarter of 1997 the Company maintained fixed price arrangements for approximately 60% of its monthly oil production. These arrangements extend through July 1997 at an average wellhead price of approximately $22 per barrel. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by any of the counterparties, the Company believes that,

                               GOLDEN OIL COMPANY

        subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

(3)     DEVELOPMENT OF SOUTH DOG CREEK FIELD

        In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the EPA, and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involved converting certain marginally producing and water supply wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease through March 1997 was approximately $205,000, exclusive of operating fees charged by the Company, of which the Company's share was approximately $152,000. The Company funded its share through internal cash flows with the balance paid by outside working interest owners who elected to join in the project. The Company is gradually increasing the injection of water into the formation pursuant to the waterflood plan. The Company is continuing to evaluate the results of current development before determining whether to undertake additional development. The Company does not anticipate significant increases in production volumes unless further development occurs and is successful. If sufficient production response is achieved, the Company will pursue a field-wide implementation of the waterflood plan subject to, among other things, engineering advice and the availability of additional financing. At this time due to the variable cost factors involved and the stage of completion of development, as discussed above, the Company is currently reviewing its estimate of the total cost of the waterflood project which is presently projected to be $750,000, inclusive of costs already incurred.

(4)     ENVIRONMENTAL MATTERS

                In 1994, the Bureau of Land Management implemented new regulations nationally for the handling and maintenance of produced water from wells to minimize the environmental impact of oil and gas operations on surrounding soil and groundwater. The regulations require oil and gas companies to eliminate the use of unlined surface pits in the operation of wells. These regulations provided for implementation on a region-by-region basis. In January 1997, the affected regions were expanded to include the Company's New Mexico field of operations. Consequently, the Company has been required to develop a pit remediation plan. The Bureau of Land Management and the Jicarilla Environmental Protection Office approved the initial phase of the plan ("the approved plan") in May. The approved plan provided for the closure of 14 surface pits located at the well sites by June 30, 1997. Well site costs for this stage are estimated to vary by well site between $1,500 to $3,500 per well site, or approximately $50,000 in total, as to which the Company's share will be

                               GOLDEN OIL COMPANY

        approximately $18,500, exclusive of operating fees charged by the Company. Work is currently in progress on the initial phase of the plan. The required work on all well sites operated by the Company in New Mexico is currently required to be completed by December 1998. Presently, numerous oil and gas producers in the region, including the Company, are seeking an extension to such date but have not yet received such extension. The total cost of such work is subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil that may be required to be removed. The approved plan allows relatively broad soil disposal options, however, the Company is considering soil disposal alternatives which may prove to be more costly if it determines such alternatives will further limit the Company's future environmental exposure. Accordingly, at this time, the Company cannot reasonably estimate the total cost of the pit closures however, such costs could be significant. The Company has accrued its pro rata share of the estimated cost of the initial plan.

(5)     INDEBTEDNESS

                In April 1996, the Company entered into a new credit agreement with a commercial bank in Albuquerque, New Mexico under which the Company increased the borrowings available to it from $150,000 to $400,000. In addition, the maturity schedule of the Company's debt was extended to four years, subject to certain conditions. Such credit facility was required to be independently guaranteed and is collateralized by the Company's New Mexico oil and gas properties.

                Proceeds from the new credit facility have been utilized to refinance short-term debt then outstanding, to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator, and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the lender as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted for the warrants. At March 31, 1997, the shares had not been issued by the Company and delivered by the Company's transfer agent. Accordingly, such transaction will be reflected in the financial statements in the second quarter of 1997.

                Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 through April 2000. As of May 15, 1997, the Company had borrowed $277,000 and had $123,000 remaining available under the new credit agreement.

                               GOLDEN OIL COMPANY

                The Company also maintained a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such line of credit facility. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit has been fully paid as of April 1997.

(6)     STRATEGIC CONSIDERATIONS

                In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development, particularly of the substantial potential value possibly recoverable by waterflood of the South Dog Creek field in Oklahoma and of the high quality but higher fixed cost production in the San Juan Basin, New Mexico. The Company has acquired and will continue to acquire oil and gas properties offered to it on economically attractive terms. However, beginning in 1993 the Company determined that a number of material adverse changes were occurring in the industry including more extreme price volatility, increasing costs of operation and a significantly more restricted market for the acquisition of oil and gas properties or of other independent oil and gas companies. These adverse developments have affected in particular small oil and gas companies whose operations were not diversified into other business sectors. In response to the changed operating environment, the Company is actively considering transactions by which its operations may be further diversified. In this process the Company may reduce its oil and gas operations while adding significantly to its participation in real estate, financial services or other sectors.

                During late 1993 and 1994, the Company diversified outside of the energy sector through acquisition of ownership interests in the commercial real estate sector, in particular, the office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing more substantial transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the oil and gas sector currently, the Company's ability to arrange financing to enter into a material transaction is subject to a number of other factors, certain of which are difficult to predict or are beyond management's control. Such factors include the degree of the Company's future success in development of its proved undeveloped reserves; the respective future performance of oil and gas prices; and the availability to the Company of financing for other businesses.

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

        The Company's operations during 1996 and to date during 1997 have been funded primarily through internally generated funds from operating activities, and from existing working capital and borrowings under its credit facilities. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, the Company will require additional financing in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, a significant use of proceeds will be to improve its current working capital position.

        During the second quarter of 1996, the Company completed negotiations to obtain new credit from a commercial bank, as a result of which the Company increased its available borrowings to $400,000. Under its new credit agreement the maturity schedule of the Company's debt was extended to four years, subject to certain conditions. Such credit facility was required to be personally guaranteed by a financially capable party, and is collateralized by the Company's New Mexico oil and gas properties.

        Proceeds from the new credit facility have been utilized to refinance short-term debt then outstanding, to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator, and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the bank of all principal, interest and related costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the lender as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the bank credit agreement and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March

                               GOLDEN OIL COMPANY

2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted for the warrants. At March 31, 1997, the shares had not been issued by the Company. Accordingly, such transaction is expected to be reflected in the financial statements in the second quarter of 1997.

        Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 through April 2000. As of May 15, 1997, the Company had borrowed $277,000 and had $123,000 remaining available under the new credit agreement.

        The Company also maintains a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such line of credit facility. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit has been fully paid as of April 1997.

        Cash flow generated by operating activities was $13,949 for the first three months of 1997 compared to cash generated by operating activities of $56,223 the first three months of 1996. The decrease from the first three months of 1996 primarily reflects a decrease in accounts payable as a result of reducing amounts outstanding to vendors. Such decrease is partially offset by an increase in oil and gas revenues due to an increase in oil and gas prices and increased production volumes derived from the purchase of additional interests in Company-operated properties in New Mexico partially offset by an increase in production costs as a result of such purchases and an increase in workovers during the first quarter of 1997.

        In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price oil contracts. During the first quarter of 1997 the Company maintained fixed price arrangements for approximately 60% of its monthly oil production. These arrangements extend through July 1997 at an average wellhead price of approximately $22 per barrel. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by any of the counterparties, the Company believes that, subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

        In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the EPA, and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involves converting certain marginally producing and water supply wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The cost of the

                               GOLDEN OIL COMPANY

initial phase of the waterflood project on this lease through March 1997 was approximately $205,000, exclusive of operating fees charged by the Company, of which the Company's share was approximately $152,000. The Company funded its share through internal cash flows with the balance paid by outside working interest owners who elected to join in the project. The Company is gradually increasing the injection of water into the formation pursuant to the waterflood plan. The Company is continuing to evaluate the results of current development before determining whether to undertake additional development. The Company does not anticipate significant increases in production volumes unless further development occurs and is successful. If sufficient production response is achieved, the Company will pursue a field-wide implementation of the waterflood plan subject to, among other things, engineering advice and the availability of additional financing. At this time due to the variable cost factors involved and the stage of completion of development, as discussed above, the Company is currently reviewing its estimate of the total cost of the waterflood project which is presently projected to be $750,000, inclusive of costs already incurred.

        In 1994, the Bureau of Land Management implemented new regulations nationally for the handling and maintenance of produced water from wells to minimize the environmental impact of oil and gas operations on surrounding soil and groundwater. The regulations require oil and gas companies to eliminate the use of unlined surface pits in the operation of wells. These regulations provided for implementation on a region-by-region basis. In January 1997, the affected regions were expanded to include the Company's New Mexico field of operations. Consequently, the Company has been required to develop a pit remediation plan. The Bureau of Land Management and the Jicarilla Environmental Protection Office approved the initial phase of the plan ("the approved plan") in May. The approved plan provided for the closure of 14 surface pits located at the well sites by June 30, 1997. Well site costs for this stage are estimated to vary by well site between $1,500 to $3,500 per well site, or approximately $50,000 in total, as to which the Company's share will be approximately $18,500, exclusive of operating fees charged by the Company. Work is currently in progress on the initial phase of the plan. The required work on all well sites operated by the Company in New Mexico is currently required to be completed by December 1998. Presently, numerous oil and gas producers in the region, including the Company, are seeking an extension to such date but have not yet received such extension. The total cost of such work is subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil that may be required to be removed. The approved plan allows relatively broad soil disposal options, however, the Company is considering soil disposal alternatives which may prove to be more costly if it determines such alternatives will further limit the Company's future environmental exposure. Accordingly, at this time, the Company cannot reasonably estimate the total cost of the pit closures however, such costs could be significant. The Company has accrued its pro rata share of the estimated cost of the initial plan.

        At March 31, 1997, the Company had a working capital deficit of $931,516 compared to a working capital deficit of $988,596 at December 31, 1996, and a current ratio of .35 to 1.00 as of March 31, 1997 compared to a current ratio of
 .38 to 1.00 as of December 31, 1996. The decrease in the working capital deficit at March 31, 1997 primarily reflects a decrease in vendor payables and a reduction in receivables from working interest participants.

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

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 WITH THE THREE MONTHS ENDED MARCH 31, 1996.

        REVENUES

        Revenues from oil and gas production increased from $277,657 during the first quarter of 1996 to $422,364 in the comparable 1997 quarter, an increase of $144,707. The increase is primarily attributable to an increase in average oil price of $5.54 per barrel from $17.46 per barrel during the first quarter of 1996 to $23.00 per barrel during the first quarter of 1997. Additionally, average gas prices increased $1.57 per mcf from $1.06 per mcf during the first quarter of 1996 to $2.63 per mcf during the first quarter of 1997. The increase in oil and gas prices was partially offset by a slight decline in average production volumes due to the Company performing substantial fieldwork in its San Juan basin field in New Mexico during the first quarter of 1997.

        Other revenue was $6,336 for the first quarter of 1997 compared to $7,006 for the comparable period in 1996, primarily due to a decrease in gas gathering and operating fees.

        COSTS AND EXPENSES

        Oil and gas production costs increased by $114,105 from $192,471 for the first quarter of 1996 to $306,576 for the same period in 1997. Such increases are primarily due to the production costs associated with the purchases of additional interests in Company-operated properties and performing an above-average number of well workovers in its San Juan Basin field in New Mexico during the first quarter of 1997. The Company does not anticipate this level of expenditures for workovers throughout the remainder of 1997. General and administrative expenses increased by $15,866 from $49,842 for the first quarter of 1996 to $65,708 for the same period in 1997. This increase is primarily due to reduced operating fees allocable to outside interest owners resulting from the Company purchasing such interests in Company-operated properties in New Mexico.

        Depreciation, depletion and amortization expenses decreased from $102,156 for the first quarter of 1996 to $81,563 for the comparable period of 1997.

        Interest expense increased by $475 from $4,863 for the first quarter of 1996 to $5,338 for the same period in 1997 due to an increase in average outstanding borrowings.

        As discussed more fully in Note 1 to the Consolidated Financial Statements, the Company recognized a nonrecurring noncash charge during the first quarter of 1996 for the cumulative effect of a change in the accounting method for depletion of $39,770.

        Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended March 31, 1997 of $30,593 compared to a net loss of $106,593 for the same period of 1996.

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

                               GOLDEN OIL COMPANY

Date: May 15, 1997             By: /S/ RALPH T. MCELVENNY, JR.
                                       Chief Executive Officer

                               By: /S/ JEFFREY V. HOUSTON
                                       Chief Financial and Accounting Officer