Form 10-Q
period 1997-06-30
GOLDEN OIL CO /DE/
filed 1997-08-19
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from ______________________ to _________________

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

YES [ ]     NO [X]

      As of August 1, 1997, the Registrant had outstanding 1,424,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B common stock, par value $.01 per share.

                                    CONTENTS


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.         Financial Statements

            -   Consolidated Statements of Operations....................      3

            -   Consolidated Balance Sheets..............................      5

            -   Consolidated Statements of Cash Flows....................      7

            -   Notes to Consolidated Financial Statements...............      9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations................     16

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.............................     23

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------
Revenues:
   Oil and gas production ....................     $   456,344      $   316,912
   Other .....................................           6,886            7,707
                                                   -----------      -----------
      Total revenues .........................         463,230          324,619
                                                   -----------      -----------
Costs and expenses:
   Production costs ..........................         318,146          200,694
   Depreciation, depletion and
     amortization ............................          79,343           99,810
   General and administrative ................          99,376           82,299
                                                   -----------      -----------
      Total costs and expenses ...............         496,865          382,803
                                                   -----------      -----------
                                                       (33,635)         (58,184)
Gain (loss) on sale of property,
   equipment and other assets ................          (7,552)            --
Interest expense, net ........................          (4,567)          (6,069)
Other income (expense) .......................          (1,220)          (4,898)
                                                   -----------      -----------
Net earnings (loss) ..........................     $   (46,974)     $   (69,151)
                                                   ===========      ===========

Net earnings (loss) per common share .........     $      (.03)     $      (.05)
                                                   ===========      ===========
Weighted average number of
   common shares and common
   share equivalents outstanding .............       1,424,291        1,424,291
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Revenues:
   Oil and gas production ......................    $   878,708     $   594,569
   Other .......................................         13,222          14,713
                                                    -----------     -----------
      Total revenues ...........................        891,930         609,282
                                                    -----------     -----------
Costs and expenses:
   Production costs ............................        624,722         393,165
   Depreciation, depletion and
     amortization ..............................        160,906         201,966
   General and administrative ..................        165,084         132,141
                                                    -----------     -----------
      Total costs and expenses .................        950,712         727,272
                                                    -----------     -----------
                                                        (58,782)       (117,990)
Gain (loss) on sale of property,
   equipment and other assets ..................         (7,552)           --
Interest expense, net ..........................         (9,643)        (10,620)
Other income (expense) .........................         (1,590)         (7,364)
                                                    -----------     -----------
Net earnings (loss) before cumulative
   effect of accounting change .................        (77,567)       (135,974)

Cumulative effect of accounting
   change (Note 1) .............................           --           (39,770)
                                                    -----------     -----------
Net earnings (loss) ............................    $   (77,567)    $  (175,744)
                                                    ===========     ===========
Per share data:
   Net earnings (loss) before
      cumulative effect of accounting change ...           (.05)           (.09)
   Cumulative effect of accounting change ......           --              (.03)
                                                    -----------     -----------
   Net earnings (loss) per common share ........    $      (.05)    $      (.12)
                                                    ===========     ===========
Weighted average number of
   common shares and common
   share equivalents outstanding ...............      1,424,291       1,424,291
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                     JUNE 30,       DECEMBER 31,
                                                      1997             1996
                                                   -----------      -----------
          ASSETS

Current assets:
    Cash and cash equivalents ................     $   138,440      $   165,209
    Short-term investments ...................          25,753           25,000
    Accounts receivable, net .................         290,520          370,136
    Prepaid expenses and other ...............          29,363           35,997
                                                   -----------      -----------
         Total current assets ................         484,076          596,342
                                                   -----------      -----------
Property and equipment, at cost:
    Oil and gas properties
    (using the successful efforts
      method of accounting)
         Producing properties ................       5,855,159        5,781,349
         Non-producing properties ............         105,000          105,000
                                                   -----------      -----------
         Total oil and gas properties ........       5,960,159        5,886,349
                                                   -----------      -----------
Pipeline, field and other well
    equipment ................................         233,858          242,902
Other property and equipment .................         450,791          468,911
                                                   -----------      -----------
                                                     6,644,808        6,598,162
Less accumulated depreciation,
    depletion and amortization ...............      (3,705,777)      (3,566,746)
                                                   -----------      -----------
    Net property and equipment ...............       2,939,031        3,031,416
                                                   -----------      -----------
Investments, real estate .....................         193,709          196,234
Other assets .................................           1,481            1,481
                                                   -----------      -----------
                                                   $ 3,618,297      $ 3,825,473
                                                   ===========      ===========

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                     JUNE 30,       DECEMBER 31,
                                                       1997            1996
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and
     current portion of long-term debt .........   $    108,600    $    130,546
   Accounts payable ............................      1,154,131       1,322,896
   Accrued expenses ............................        108,986         131,496
                                                   ------------    ------------
        Total current liabilities ..............      1,371,717       1,584,938
                                                   ------------    ------------
Long-term debt .................................         82,980          69,383
Other liabilities ..............................        155,238          85,223


Commitments and contingencies
(See also Notes 4 and 5) .......................           --              --


Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 10,000,000 shares, none issued

  Common stock, par value $.01 authorized
    15,000,000 shares, issued and
    outstanding 1,424,291 shares at
    June 30, 1997 and December 31, 1996 ........         14,243          14,243

  Class B common stock, par value $.01;
    (convertible share for share into common
    stock) authorized 3,500,000 shares, issued
    and outstanding 22,254 shares at
    June 30, 1997 and December 31, 1996 ........            223             223

Additional paid-in capital .....................     13,864,479      13,864,479
Accumulated deficit ............................    (11,870,583)    (11,793,016)
                                                   ------------    ------------
        Total stockholders' equity .............      2,008,362       2,085,929
                                                   ------------    ------------
                                                   $  3,618,297    $  3,825,473
                                                   ============    ============

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         1997           1996
                                                       ---------      ---------
Cash flows from operating activities:
   Net earnings (loss) ...........................     $ (77,567)     $(175,744)
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Depreciation, depletion
      and amortization ...........................       160,906        201,966
   Equity in net loss of
      investment in commercial realty ............         2,526          9,754
   (Gain) loss on sale of property
      and equipment ..............................         7,552           --
   Cumulative effect of accounting
      change .....................................          --           39,770

   Changes in components of working capital:
      (Increase) decrease in accounts
         receivable, net .........................        79,616         30,146
      (Increase) decrease in prepaid
         expenses and other ......................         6,634         (4,082)
      Increase (decrease) in accounts
         payable .................................      (168,765)       (94,928)
      Increase (decrease) in accrued
         expenses ................................       (22,510)       (16,452)
      Increase (decrease) in
         other liabilities .......................        70,015           --
                                                       ---------      ---------
Net cash provided by (used
       in) operating activities ..................     $  58,407      $  (9,570)
                                                       ---------      ---------

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         1997           1996
                                                       ---------       --------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment ..............................      $   1,803       $   --
   Additions of oil and gas properties ..........        (73,810)       (54,227)
   Additions of other property and
      equipment .................................         (4,067)          (562)
   Increase in short-term investments ...........           (753)          --
                                                       ---------       --------
Net cash used in investing activities ...........      $ (76,827)      $(54,789)
                                                       ---------       --------
Cash flows from financing activities:
   Proceeds from issuance of
     long-term debt .............................         64,566         67,811
   Payment of long-term debt ....................        (72,915)       (55,038)
                                                       ---------       --------
Net cash provided by (used in)
   financing activities .........................      $  (8,349)      $ 12,773
                                                       ---------       --------
Net increase (decrease) in cash and
   cash equivalents .............................        (26,769)       (51,586)
Cash and cash equivalents at
   beginning of period ..........................        165,209         67,599
                                                       ---------       --------
Cash and cash equivalents at
   end of period ................................      $ 138,440       $ 16,013
                                                       =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest expense was $10,304 and $12,498 for the six months ended June 30, 1997 and 1996, respectively. No cash was paid for income taxes during the same corresponding periods.

                 See Notes to Consolidated Financial Statements

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

            The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect such adjustments as are necessary to present a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of a full year of operations. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

      RECLASSIFICATIONS

            Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1997 Consolidated Financial Statements with no effect on reported results of operations.

      ACCOUNTS RECEIVABLE

            Amounts shown as accounts receivable are net of $91,718 at June 30, 1997 and December 31, 1996 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants and drilling arrangements of a Company subsidiary. Accounts receivable reflect net amounts due from affiliates of $31,915 at June 30, 1997 and $55,803 at December 31, 1996.

      INVESTMENTS

            The Company's short-term investments at June 30, 1997 and December 31, 1996 consisted of a certificate of deposit held by a federally insured bank. Certificates of deposit are held until maturity and, accordingly, are carried at cost.

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

(2)   CERTAIN FIXED PRICE SALE AGREEMENTS

            In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price oil sales contracts. During the first six months of 1997 the Company maintained fixed price arrangements for approximately 60% of its monthly oil production. These arrangements extend through July 1997 at an average wellhead price of approximately $22 per barrel. During July 1997, the Company entered new fixed price arrangements for 40% of its anticipated monthly oil volumes at a price of approximately $18.50 per barrel through October 1997. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by any of the counterparties, the Company believes that, subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

(3)   DEVELOPMENT OF SOUTH DOG CREEK FIELD

            In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the EPA, and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involves converting certain marginally producing wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease through June 1997 was approximately $222,000, exclusive of operating fees charged by the Company, of which the Company's share was approximately $164,000. The Company funded its share of costs through internal cash flows with the balance paid by outside working interest owners who elected to join the project.

            The Company is gradually increasing the rate and total volume of water injected into the producing formation. Management will continue to evaluate the results of current development before determining whether to undertake additional development. The Company does not anticipate significant increases in overall production volumes from the field unless further development is implemented across a more extensive area and such further development is successful. Currently, rates of injection have been increased to a total of approximately 1,750 barrels of water per day into three (3) injection wells. To date over 200,000 barrels of new water have been injected into the producing formation; however, this volume is estimated to be at least 400,000 barrels below the level at which localized repressurization may be expected to occur. Based on indications available from the localized response to water injection to date, the Company plans to continue its injection program. If sufficient production response is achieved, the Company will pursue a field-wide implementation of its waterflood plan. Determination as to full scale, field-wide development for water injection remains subject to, among other things, engineering advice based on the localized injection summarized above; projected oil prices; and the availability of additional financing. At this time, due to the variables discussed above, the Company is not able to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the historical costs and the projected overall costs of the waterflood project. Subject to the foregoing the Company is using a projection of $750,000, inclusive of costs already incurred.

(4)   ENVIRONMENTAL MATTERS

            The Bureau of Land Management ("BLM") of the U.S. Department of the Interior has implemented extensive national regulations for the handling and maintenance of produced water from well sites on all federal lands. The stated objective of the extensive new regulations is to provide guidance for closure of unlined surface impoundments in a manner that assures protection of fresh waters, public health and the environment. The regulations require oil and gas companies to eliminate the use of unlined surface impoundments in the operation of wells and to remediate and replace them with lined and enclosed surface pits. Such new federal government regulations provide for implementation on a region-by-region basis.

            During January 1997, the designated regions were expanded to include approximately 80 wells in the Company's field of operations in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary has been required to develop a plan for remediation and improvement for every well site. During May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the initial phase of the plan submitted ("Plan"). The Plan provided for the remediation and enclosure of 14 surface pits located at the well sites by June 30, 1997 in accordance with applicable Ordinance 95-0-308-03. Surface pits on such well sites have been enclosed and soil remediation is continuing in accordance with BLM and EPO regulations. Work is ongoing for an additional fifteen well sites. Costs to date vary by well site but have ranged between $1,500 to $5,000 per well site, or approximately $55,000 in total, as to which the Company's pro-rata share allocable to its working interest is approximately $28,000.

            The required remediation on all well sites operated by the Company in New Mexico is currently required to be completed by December 1998. Numerous oil and gas producers in the region, including the Company, are seeking extensions to such date but have not yet received such extension. The total cost of such work is subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil that may be required to be removed. The Plan allows relatively broad soil disposal options; however, other more costly soil disposal alternatives may be deemed necessary or may be mandated by the regulatory agencies governing the remediation and impoundment programs.

            Based upon the preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and enclosure program in the

      Company's operating area to be in the range of approximately $200,000 to $500,000. Total costs could vary significantly from the Company's estimate due to the numerous variable factors discussed above. In recognition of the above factors the Company has charged a provision reflecting its preliminary estimate of its share of such costs of $75,000 to earnings in the second quarter of 1997. The adequacy of such provision will be reviewed by the Company as costs are better established, and such provision may be increased in the future as required.

      (5)   INDEBTEDNESS

            In April 1996, the Company entered into a new credit agreement with a commercial bank in Albuquerque, New Mexico ("Bank") under which the Company increased the borrowings available to it from $150,000 to $400,000. In addition, the maturity schedule of the Company's debt was extended to four years, subject to certain conditions. Such credit facility was further required by the Bank to be independently, personally guaranteed and to be collateralized by the Company's New Mexico oil and gas properties.

            Proceeds from the new credit facility have been utilized to refinance short-term debt then outstanding; to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator; and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending Bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the Bank of all principal, interest and related costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the Bank as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the credit agreement of the Bank and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted under the warrants. At June 30, 1997, the shares had not been issued by the Company and delivered by the Company's transfer agent. Subsequent to June 30, 1997, such shares were issued. Accordingly, such transaction will be reflected in the financial statements in the third quarter of 1997.

            Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 through April 2000. As of August 14, 1997, the Company had borrowed $341,000 and had $59,000 remaining available under the new credit agreement.

            The Company also maintained a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such line of credit facility. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit was fully paid as of April 1997.

(6)   PURCHASES OF OIL AND GAS INTERESTS

            The Company's policy is to offer to purchase oil and gas interests offered to it by holders within its area of operations. During 1996 and 1997 the Company purchased for approximately $65,000 and $50,000, respectively, oil and gas interests in New Mexico. Such purchases contributed additional gross revenues which favorably affected the comparisons for the six months ended June 30, 1997, compared to the comparable year earlier period. The Company may acquire additional oil and gas interests, although it has no current plans to do so.

(7)   STRATEGIC CONSIDERATIONS

            In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development, particularly of the substantial potential value possibly recoverable by waterflood of the South Dog Creek field in Oklahoma and of the high quality but higher fixed cost production in the San Juan Basin, New Mexico. The Company has acquired and plans to continue to acquire interests in oil and gas properties within its area of operation which are offered to it on economically attractive terms. However, beginning in 1993 the Company determined that a number of material adverse changes were occurring in the independent oil and gas industry, including more extreme price volatility, increasing costs of operation and a significantly more restricted market for the acquisition of oil and gas properties or of other independent oil and gas companies. These adverse developments have affected, in particular, small oil and gas companies whose operations were not diversified into other business sectors. In response to the changed operating environment, the Company is actively considering transactions by which its operations may be further diversified. In this process the Company may reduce its oil and gas operations while adding significantly to its participation in real estate, financial services or other sectors.

            During late 1993 and 1994, the Company diversified outside of the energy sector through acquisition of ownership interests in the commercial real estate sector, in particular the office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing more substantial transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the oil and gas sector currently, the Company's ability to arrange financing to enter into a material transaction is subject to a number of other factors, certain of which are difficult to predict or are beyond management's control. Such factors include the degree of the Company's future success in development of its proved undeveloped reserves; the respective future performance of oil and gas prices; and the availability to the Company of financing for existing or other businesses.

               End of Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current operations emphasize oil and gas production and development. Over the last several years, the Company has increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors. To date, an investment has been made in the real estate sector through acquisition of a limited partnership interest in the Company' s headquarters office building in Houston, Texas. The Company is seeking new operations and is actively reviewing transactions involving diversification outside the energy sector.

      The Company's operations during 1996, and to date during 1997, have been funded primarily through internally generated funds from operating activities, and from existing working capital and borrowings under its credit facilities. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, the Company will require additional financing in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, a significant use of proceeds will be to improve its current working capital position.

      In April 1996, the Company entered into a new credit agreement with a commercial bank in Albuquerque, New Mexico ("Bank") under which the Company increased the borrowings available to it from $150,000 to $400,000. In addition, the maturity schedule of the Company's debt was extended to four years, subject to certain conditions. Such credit facility was further required by the Bank to be independently, personally guaranteed and to be collateralized by the Company's New Mexico oil and gas properties.

      Proceeds from the new credit facility have been utilized to refinance short-term debt then outstanding; to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator; and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending Bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the Bank of all principal, interest and related costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the Bank as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the credit agreement of the Bank and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted under the warrants. At June 30, 1997, the shares had not been issued by the Company and delivered by the Company's transfer agent. Subsequent to June 30, 1997, such shares were issued. Accordingly, such transaction will be reflected in the financial statements in the third quarter of 1997.

      Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 through April 2000. As of August 14, 1997, the Company had borrowed $341,000 and had $59,000 remaining available under the new credit agreement.

      The Company also maintained a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such line of credit facility. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit has been fully paid as of April 1997.

      Cash flow provided by operating activities was $58,407 for the first six months of 1997 compared to cash used by operating activities of $9,570 for the first six months of 1996. The increase from the first six months of 1996 is primarily due to increases in oil and gas prices and increased production volumes derived from the purchase of additional interests in Company-operated properties in New Mexico. Such increases were partially offset by net reductions in working capital components, primarily trade payables.

      In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price oil sales contracts. During the first six months of 1997 the Company maintained fixed price arrangements for approximately 60% of its monthly oil production. These arrangements extend through July 1997 at an average wellhead price of approximately $22 per barrel. During July 1997, the Company entered new fixed price arrangements for 40% of its anticipated monthly oil volumes at a price of approximately $18.50 per barrel through October 1997. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by any of the counterparties, the Company believes that, subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

      In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the EPA, and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involves converting certain marginally producing wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease through June 1997 was approximately $222,000, exclusive of operating fees charged by the Company, of which the Company's share was approximately $164,000. The Company funded its share of costs through internal cash flows with the balance paid by outside working interest owners who elected to join the project.

      The Company is gradually increasing the rate and total volume of water injected into the producing formation. Management will continue to evaluate the results of current development before determining whether to undertake additional development. The Company does not anticipate significant increases in overall production volumes from the field unless further development is implemented across a more extensive area and such further development is successful. Currently, rates of injection have been increased to a total of approximately 1,750 barrels of water per day into three (3) injection wells. To date over 200,000 barrels of new water have been injected into the producing formation; however, this volume is estimated to be at least 400,000 barrels below the level at which localized repressurization may be expected to occur. Based on indications available from the localized response to water injection to date, the Company plans to continue its injection program. If sufficient production response is achieved, the Company will pursue a field-wide implementation of its waterflood plan. Determination as to full scale, field-wide development for water injection remains subject to, among other things, engineering advice based on the localized injection summarized above; projected oil prices; and the availability of additional financing. At this time, due to the variables discussed above, the Company is not able to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the historical costs and the projected overall costs of the waterflood project. Subject to the foregoing the Company is using a projection of $750,000, inclusive of costs already incurred.

      The Bureau of Land Management ("BLM") of the U.S. Department of the Interior has implemented extensive national regulations for the handling and maintenance of produced water from well sites on all federal lands. The stated objective of the extensive new regulations is to provide guidance for closure of unlined surface impoundments in a manner that assures protection of fresh waters, public health and the environment. The regulations require oil and gas companies to eliminate the use of unlined surface impoundments in the operation of wells and to remediate and replace them with lined and enclosed surface pits. Such new federal government regulations provide for implementation on a region-by-region basis.

      During January 1997, the designated regions were expanded to include approximately 80 wells in the Company's field of operations in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary has been required to develop a plan for remediation and improvement for every well site. During May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the initial phase of the plan submitted ("Plan"). The Plan provided for the remediation and enclosure of 14 surface pits located at the well sites by June 30, 1997 in accordance with applicable Ordinance 95-0-308-03. Surface pits on such well sites have been enclosed and soil remediation is continuing in accordance with BLM and EPO regulations. Work is ongoing for an additional fifteen well sites. Costs to date vary by well site but have ranged between $1,500 to $5,000 per well site, or approximately $55,000 in total, as to which the Company's pro-rata share allocable to its working interest is approximately $28,000.

      The required remediation on all well sites operated by the Company in New Mexico is currently required to be completed by December 1998. Numerous oil and gas producers in the region, including the Company, are seeking extensions to such date but have not yet received such extension. The total cost of such work is subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil that may be required to be removed. The Plan allows relatively broad soil disposal options; however, other more costly soil disposal alternatives may be deemed necessary or may be mandated by the regulatory agencies governing the remediation and impoundment programs.

      Based upon the preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and enclosure program in the Company's operating area to be in the range of approximately $200,000 to $500,000. Total costs could vary significantly from the Company's estimate due to the numerous variable factors discussed above. In recognition of the above factors the Company has charged a provision reflecting its preliminary estimate of its share of such costs of $75,000 to earnings in the second quarter of 1997. The adequacy of such provision will be reviewed by the Company as costs are better established, and such provision may be increased in the future as required.

      At June 30, 1997, the Company had a working capital deficit of $887,641 compared to a working capital deficit of $988,596 at December 31, 1996, and a current ratio of .35 to 1.00 as of June 30, 1997 compared to a current ratio of
 .38 to 1.00 as of December 31, 1996. The decrease in the working capital deficit at June 30, 1997 primarily reflects a decrease in trade payables and collections of receivables from working interest participants.

      On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." There was no effect on the financial position, results of operations or cash flows from the adoption of this standard. In the future, however, pursuant to SFAS No. 121, material negative adjustments to the carrying value of the Company's producing oil and gas properties could be required should prices for oil and gas decline significantly or if the Company were to revise its estimates of recoverable oil and gas reserves.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The statement establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). The statement specifies revised guidelines for determining an entity's operating and geographic segments and the type and level of financial information about those segments to be disclosed. The Company will adopt the provisions of Statements No. 130 and 131 in its 1998 financial statements.

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

                               GOLDEN OIL COMPANY

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 WITH THE THREE MONTHS ENDED JUNE 30, 1996.

      REVENUES

      Revenues from oil and gas production increased from $316,912 during the second quarter of 1996 to $456,344 in the comparable 1997 quarter, an increase of $139,432. The increase is primarily attributable to an increase in average oil price of $2.74 per barrel from $18.82 per barrel during the second quarter of 1996 to $21.56 per barrel during the second quarter of 1997. Additionally, average gas prices increased $0.47 per mcf from $0.92 per mcf during the second quarter of 1996 to $1.39 per mcf during the second quarter of 1997. In addition, production volumes increased 2,900 barrels and 9,300 mcf in the second quarter of 1997 compared to the same period in 1996 primarily due to the Company purchasing additional interests in Company-operated properties in New Mexico.

      Other revenue was $6,886 for the second quarter of 1997 compared to $7,707 for the comparable period in 1996, primarily due to a decrease in gas gathering and operating fees.

      COSTS AND EXPENSES

      Oil and gas production costs increased by $117,452 from $200,694 for the second quarter of 1996 to $318,146 for the same period in 1997. Such increases are primarily due to the production costs associated with the purchases of additional interests in Company-operated properties in New Mexico and increased operating costs related to the waterflood project in Oklahoma. Additionally, the Company incurred additional costs of approximately $75,000 in the second quarter of 1997 relating to the pit remediation plan in New Mexico. General and administrative expenses increased by $17,077 from $82,299 for the second quarter of 1996 to $99,376 for the same period in 1997. This increase is primarily due to an increase in professional and consulting costs primarily related to the implementation of a new electronic data processing system.

      Depreciation, depletion and amortization expenses decreased from $99,810 for the second quarter of 1996 to $79,343 for the comparable period of 1997.

      Loss on sale of property and equipment during the second quarter of 1997 of $7,552 reflects the sale of field equipment. Interest expense decreased by $1,502 from $6,069 for the second quarter of 1996 to $4,567 for the same period in 1997 due to a decrease in average outstanding borrowings.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended June 30, 1997 of $46,974 compared to a net loss of $69,151 for the same period of 1996.

                               GOLDEN OIL COMPANY

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 WITH THE SIX MONTHS ENDED JUNE 30, 1996.

      REVENUES

      Revenues from oil and gas production increased from $594,569 during the first six months of 1996 to $878,708 in the comparable 1997 period, an increase of $284,139. The increase is primarily attributable to an increase in average oil price of $4.01 per barrel from $18.18 per barrel during the first six months of 1996 to $22.19 per barrel during the first six months of 1997. Additionally, average gas prices increased $0.91 per mcf from $0.99 per mcf during the first six months of 1996 to $1.90 per mcf during the first six months of 1997. In addition, average production volumes increased during the first six months of 1997 compared to the same period in 1996 as a result of the Company purchasing additional interests in Company-operated properties in New Mexico.

      Other revenue was $13,222 for the first six months of 1997 compared to $14,713 for the comparable period in 1996, primarily due to a decrease in gas gathering and operating fees.

      COSTS AND EXPENSES

      Oil and gas production costs increased by $231,557 from $393,165 for the first six months of 1996 to $624,722 for the same period in 1997. Such increases are primarily due to the production costs associated with the purchases of additional interests in Company-operated properties, increased operating costs related to the waterflood project in Oklahoma and performing an above-average number of well workovers in its San Juan Basin field in New Mexico during the first quarter of 1997. Additionally, the Company incurred additional costs of approximately $75,000 in the second quarter of 1997 relating to the pit remediation plan in New Mexico. General and administrative expenses increased by $32,943 from $132,141 for the first six months of 1996 to $165,084 for the same period in 1997. This increase is primarily due to an increase in professional and consulting costs primarily related to the implementation of a new electronic data processing system.

      Depreciation, depletion and amortization expenses decreased from $201,966 for the first six months of 1996 to $160,906 for the comparable period of 1997.

      Loss on sale of property and equipment during the first six months of 1997 of $7,552 reflects the sale of field equipment. Interest expense decreased by $977 from $10,620 for the first six months of 1996 to $9,643 for the same period in 1997 due to an increase in average outstanding borrowings.

      As discussed more fully in Note 1 to the Consolidated Financial Statements, the Company recognized a nonrecurring noncash charge during the first six months of 1996 for the cumulative effect of a change in the accounting method for depletion of $39,770.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the first six months ended June 30, 1997 of $77,567 compared to a net loss of $175,744 for the same period of 1996.

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

                                         GOLDEN OIL COMPANY

Date: August 14, 1997                    By: /s/ RALPH T. McELVENNY, JR.
                                             Chief Executive Officer

                                         By: /s/ JEFFREY V. HOUSTON
                                             Chief Financial and
                                             Accounting Officer