Form 10-Q
period 1997-09-30
GOLDEN OIL CO /DE/
filed 1997-11-20
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997


                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period m __________________ to _______________

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

YES [ ]          NO   [X]

      As of November 1, 1997, the Registrant had outstanding 1,524,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B common stock, par value $.01 per share.

                                    CONTENTS

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            -   Consolidated Statements of Operations.....................     3

            -   Consolidated Balance Sheets...............................     5

            -   Consolidated Statements of Cash Flows.....................     7

            -   Notes to Consolidated Financial Statements................     9

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................    15

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................    23

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   -----------------------------
                                                       1997             1996
                                                   -----------      -----------
Revenues:
   Oil and gas production ....................     $   383,254      $   436,778
   Other .....................................           6,488            7,760
                                                   -----------      -----------
      Total revenues .........................         389,742          444,538
                                                   -----------      -----------
Costs and expenses:
   Production costs ..........................         323,077          263,130
   Pit impoundment costs .....................           4,743             --
   Depreciation, depletion and
     amortization ............................          79,020          106,969

   General and administrative ................          65,506          123,875
                                                   -----------      -----------
      Total costs and expenses ...............         472,346          493,974
                                                   -----------      -----------
                                                       (82,604)         (49,436)
Gain (loss) on sale of property,
   equipment and other assets ................          30,000             (100)
Interest expense, net ........................          (5,841)          (6,928)

Other income (expense) .......................            (610)          (3,133)
                                                   -----------      -----------
Net earnings (loss) ..........................     $   (59,055)     $   (59,597)
                                                   ===========      ===========
Net earnings (loss) per common share .........     $      (.04)     $      (.04)
                                                   ===========      ===========
Weighted average number of
   common shares and common
   share equivalents outstanding .............       1,430,812        1,424,291
                                                   ===========      ===========
               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY
                          PART I. FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 --------------------------
                                                                     1997           1996
                                                                 -----------    -----------
Revenues:
   Oil and gas production ....................................   $ 1,221,417    $ 1,031,347

   Other .....................................................        19,710         22,473
                                                                 -----------    -----------
      Total revenues .........................................     1,241,127      1,053,820
                                                                 -----------    -----------
Costs and expenses:
   Production costs ..........................................       848,899        656,295
   Pit impoundment costs .....................................        77,509           --
   Depreciation, depletion and
     amortization ............................................       239,926        308,935

   General and administrative ................................       230,590        256,016
                                                                 -----------    -----------
      Total costs and expenses ...............................     1,396,924      1,221,246
                                                                 -----------    -----------
                                                                    (155,797)      (167,426)

Gain (loss) on sale of property,
  equipment and other assets .................................        22,448           (100)
Interest expense, net ........................................       (15,484)       (18,174)

Other income (expense) .......................................        (2,200)        (9,871)
                                                                 -----------    -----------
Net earnings (loss)before
cumulative effect of accounting change .......................      (151,033)      (195,571)

Cumulative effect of accounting
   change (Note 1) ...........................................          --          (39,770)
                                                                 -----------    -----------
Net earnings (loss) ..........................................   $  (151,033)   $  (235,341)
                                                                 ===========    ===========
Per share data:
   Net earnings (loss) before
      cumulative effect of accounting
      change .................................................          (.11)          (.14)

   Cumulative effect of accounting change ....................          --             (.03)
                                                                 -----------    -----------
   Net earnings (loss) per common share ......................   $      (.11)   $      (.17)
                                                                 ===========    ===========
Weighted average number of
   common shares and common
   share equivalents outstanding .............................     1,426,489      1,424,291
                                                                 ===========    ===========

               See Notes to Consolidated Financial Statements

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       1997             1996
                                                   -----------      -----------
          ASSETS

Current assets:
    Cash and cash equivalents ................     $   134,414      $   165,209
    Short-term investments ...................            --             25,000
    Accounts receivable, net .................         468,219          440,224

    Prepaid expenses and other ...............          52,836           35,997
                                                   -----------      -----------
         Total current assets ................         655,469          666,430
                                                   -----------      -----------
Property and equipment, at cost:
    Oil and gas properties
    (using the successful efforts
    method of accounting)
         Producing properties ................       5,817,139        5,781,349
         Non-producing properties ............         105,000          105,000
                                                   -----------      -----------
         Total oil and gas properties ........       5,922,139        5,886,349
                                                   -----------      -----------
Pipeline, field and other well
    equipment ................................         236,932          242,902

Other property and equipment .................         412,790          468,911
                                                   -----------      -----------
                                                     6,571,861        6,598,162
Less accumulated depreciation,
    depletion and amortization ...............      (3,697,247)      (3,566,746)
                                                   -----------      -----------
   Net property and equipment ................       2,874,614        3,031,416
                                                   -----------      -----------
Investments, real estate .....................         192,446          196,234

Other assets .................................           1,481            1,481
                                                   -----------      -----------
                                                   $ 3,724,010      $ 3,895,561
                                                   ===========      ===========

                                   (Continued)

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       1997            1996
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and current
     portion of long-term debt .................   $    111,732    $    130,546
   Accounts payable ............................      1,211,231       1,392,984

   Accrued expenses ............................        206,054         131,496
                                                   ------------    ------------
        Total current liabilities ..............      1,529,017       1,655,026
                                                   ------------    ------------
Long-term debt .................................         54,023          69,383
Other liabilities ..............................        186,073          85,223

Commitments and contingencies
(See also Notes 4 and 5) .......................           --              --

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 10,000,000 shares, none
    issued .....................................           --              --
  Common stock, par value $.01;
    authorized 15,000,000 shares;
    issued 1,674,291  shares at
    September 30, 1997, and
    1,424,291 at December 31, 1996 .............         16,743          14,243
  Class B common stock, par value $.01
    (convertible share-for-share into common
    stock);  authorized  3,500,000 shares;
    issued and outstanding 22,254 shares at
    September  30, 1997 and  December  31, 1996             223             223
  Additional paid-in capital ...................     13,928,855      13,864,479

  Accumulated deficit ..........................    (11,944,049)    (11,793,016)
  Treasury stock, at cost,
   150,000 shares at September 30, 1997 ........        (46,875)           --
                                                   ------------    ------------
        Total stockholders' equity .............      1,954,897       2,085,929
                                                   ------------    ------------
                                                   $  3,724,010    $  3,895,561
                                                   ============    ============

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                        1997            1996
                                                      ---------       ---------
Cash flows from operating activities:
   Net earnings (loss) .........................      $(151,033)      $(235,341)
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Depreciation, depletion
      and amortization .........................        239,926         316,696
   Equity in net loss of investment
      in commercial realty .....................          3,788          14,145
   Loss on sale of property
      and equipment ............................          7,552             100
   Gain on sale of producing
       properties ..............................        (30,000)           --
   Cumulative effect of accounting
       change ..................................           --            39,770
   Reserve for pit impoundment costs ...........         35,000            --
   Changes in components of working
       capital:
      (Increase) decrease in accounts
         receivable, net .......................        (27,995)         11,410
      (Increase) decrease in prepaid
         expenses and other ....................        (16,839)        (24,554)
      Increase (decrease) in accounts
         payable ...............................       (181,753)         43,993
      Increase (decrease) in accrued
         expenses ..............................         74,558         (38,687)
      Increase (decrease) in
         other liabilities .....................         65,850            --
                                                      ---------       ---------
Net cash provided by (used in)
   operating activities ........................      $  19,054       $ 127,532
                                                      =========       =========

                                   (Continued)

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment ...............................     $   2,662      $     400
   Proceeds from sale of producing
     properties ..................................        30,000           --
   Additions of oil and gas properties ...........       (86,809)      (171,318)
   Additions of other property and equipment .....        (6,527)          (803)
   Decrease in short-term investments ............        25,000           --
                                                       ---------      ---------
Net cash used in investing activities ............     $ (35,674)     $(171,721)
                                                       ---------      ---------
Cash flows from financing activities:
   Proceeds from issuance of
     long-term debt ..............................        64,566        127,161
   Payment of long-term debt .....................       (98,741)       (95,627)
   Proceeds  from  the  exercise of
      stock warrants .............................        20,000           --
                                                       ---------      ---------
Net cash provided by (used in)
   financing activities ..........................     $ (14,175)     $  31,534
                                                       ---------      ---------
Net increase  (decrease) in cash
   and cash equivalents ..........................       (30,795)       (12,655)
Cash and cash equivalents at
   beginning of period ...........................       165,209         67,599
                                                       ---------      ---------
Cash and cash equivalents at
   end of period .................................     $ 134,414      $  54,944
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest expense was $15,735 and $19,349 for the nine months ended September 30, 1997 and 1996, respectively. No cash was paid for income taxes during the same corresponding periods.

      In connection with the stock warrant agreement (See Note 5 to the Consolidated Financial Statements) the Company issued 250,000 shares of common stock as treasury stock during 1997 pending exercise by the guarantor. The guarantor has exercised 100,000 shares of such warrants for cash proceeds to the Company of $20,000. As of November 14, 1997, 150,000 unexercised shares are included in treasury stock.

                See Notes to Consolidated Financial Statements

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

      ACCOUNTS RECEIVABLE

            Amounts shown as accounts receivable are net of $91,718 at September 30, 1997 and December 31, 1996 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants of Company subsidiaries. Accounts receivable reflect net amounts due from affiliates of $27,255 at September 30, 1997 and $55,803 at December 31, 1996.

      INVESTMENTS

            The Company's short-term investments at December 31, 1996 consisted of a certificate of deposit held by a federally insured bank. Certificates of deposit are held until maturity and, accordingly, are carried at cost. No such investments were held at September 30, 1997.

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

(2)   CERTAIN FIXED PRICE SALE AGREEMENTS

            In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. For the period of September through November 1997, the Company has fixed price arrangements with two of its purchasers for approximately 60% of its anticipated monthly oil volumes at a price of approximately $18.50 per barrel. In addition, beginning in December 1997, the Company has entered into fixed price arrangements for approximately 40% of its anticipated monthly oil volumes at a price of approximately $19.75 per barrel through March 1998. The Company anticipates it will enter additional fixed price arrangements in the near future for a portion of its remaining monthly oil production. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by any of the counterparties, the Company believes that, subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

(3)   DEVELOPMENT OF SOUTH DOG CREEK FIELD

            In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA"), and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involves converting certain marginally producing wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease through September 1997 was approximately $259,000, exclusive of operating fees charged by the Company, of which the Company's share was approximately $192,000. The Company funded its share of costs through internal cash flows with the balance paid by outside working interest owners who elected to join the project.

            The Company is gradually increasing the rate and total volume of water injected into the producing formation. Management will continue to evaluate the results of current development before determining whether to undertake additional development. The Company does not anticipate significant increases in overall production volumes from the field unless further development is implemented across a more extensive area and such further development is successful. Currently, rates of total water injection are approximately 1,600 barrels per day into three (3) injection wells. The Company is currently reviewing alternatives for the acquisition or development of additional water sources for the Company's injection plan. To date approximately 220,000 barrels of new water have been injected into the producing formation; however, this volume is estimated to be at least 400,000 barrels below the level at which localized repressurization may be expected to occur. Based on indications available from the localized response to water injection to date, the Company plans to continue its injection program. If sufficient production response is achieved, the Company will pursue a field-wide implementation of its waterflood plan. Determination as to full scale, field-wide development for water injection remains subject to, among other things, engineering advice based on the localized injection summarized above; projected oil prices; and the availability of additional financing. At this time, due to the variables discussed above, the Company is not able to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the historical costs and the projected overall costs of the waterflood project. Subject to the foregoing the Company is using a projected waterflood cost of $750,000, inclusive of costs already incurred.

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

            During January 1997, the designated regions were expanded to include approximately 80 wells in the Company's field of operations in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary has been required to develop a plan for remediation and improvement for every well site. During May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the initial phase of the Plan ("Plan"). The initial phase of the Plan provided for the remediation and enclosure of 14 surface pits located at the well sites by June 30, 1997 in accordance with applicable Ordinance 95-0-308-03. Surface pits on such well sites and on an additional 14 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 25 well sites. Costs to date vary by well site but have ranged between $1,500 to $8,000 per well site, or approximately $91,000 in total, as to which the Company's pro-rata share allocable to its working interest is approximately $47,000, including operating charges by the Company's operating subsidiary.

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

            Based upon the preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and enclosure program in the Company's operating area to be in the range of approximately $300,000 to $500,000. Total costs could vary significantly from the Company's estimate due to the numerous variable factors discussed above. In recognition of the above factors the Company has charged a provision reflecting its preliminary estimate of its share of such costs, net of operating charges, of $77,000 to earnings in the first nine months of 1997. The adequacy of such provision will be reviewed by the Company as actual costs are incurred and such provision may be increased in the future.

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

            Proceeds from the new credit facility were utilized to refinance short-term debt then outstanding; to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator; and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending Bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the Bank of all principal, interest and related costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the Bank as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the credit agreement of the Bank and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted under the warrants. Such shares were issued by the Company in the third quarter and accordingly, have been reflected in the financial statements in the third quarter of 1997. The Company maintains as treasury stock 150,000 shares of common stock pending exercise by the guarantor.

            Under the Company's new credit agreement, the Company is required to make monthly payments of principal and interest, of approximately $10,400 through April 2000. As of November 14, 1997, the Company had borrowed $341,000 and had $59,000 remaining available under the new credit agreement.

            The Company also maintained a credit facility in the original amount of $100,000 with a commercial bank in Tulsa, Oklahoma and had borrowed $70,000 under such line of credit facility. In March 1996, the Company began reducing the principal amount borrowed under this credit facility by $5,000 each month. Such line of credit was fully paid as of April 1997.

(6)   PURCHASES OF OIL AND GAS INTERESTS

            The Company periodically purchases oil and gas interests offered to it by holders within its area of operations. During 1996 and 1997 the Company purchased for approximately $65,000 and $50,000, respectively, oil and gas interests in New Mexico. Such purchases contributed additional gross revenues and production costs for the nine months ended September 30, 1997. The Company may acquire additional oil and gas interests, although it has no current plans to do so.

(7)   STRATEGIC CONSIDERATIONS

            In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development, particularly of the substantial potential value possibly recoverable by waterflood of the South Dog Creek field in Oklahoma and of the high quality but higher fixed cost production in the San Juan Basin, New Mexico. The Company has acquired and plans to continue to acquire interests in oil and gas properties within its areas of operation which are offered to it on economically attractive terms. However, in the early 1990s the Company believed that a number of material adverse changes were occurring in the independent oil and gas industry, including price volatility, increasing costs of operation and a relatively less attractive ratio of risk to potential revenue in both the acquisition of oil and gas properties or the potential purchase of other independent oil and gas companies. These adverse developments have affected, in particular, small oil and gas companies whose operations were not diversified into other business sectors. In response to the changed operating environment, the Company is actively considering transactions by which its operations may be further diversified. In this process the Company may reduce its oil and gas operations while adding significantly to its participation in real estate, financial services or other sectors.

            During late 1993 and 1994, the Company diversified outside of the energy sector through acquisition of ownership interests in the commercial real estate sector, in particular the office building in Houston, Texas where the Company maintains its principal offices. The Company is actively reviewing transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the small oil and gas sector, the Company's ability to arrange financing to enter into any material transaction is subject to a number of other factors, certain of which are difficult to predict or are beyond management's control. Such factors include the degree of the Company's future success in development of its proved undeveloped reserves; the respective future performance of oil and gas prices; and the availability to the Company of financing for existing or other businesses.

              End of Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current operations emphasize oil and gas production and development. Over the last several years, the Company has increased the size and scope of its oil and gas operations through a number of corporate transactions, primarily involving asset purchases and mergers. Corporate transactions also have been undertaken or considered in other business sectors. To date, an investment has been made in the real estate sector through acquisition of a limited partnership interest in the Company's headquarters office building in Houston, Texas. The Company is seeking new operations and is reviewing transactions involving diversification outside the energy sector.

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

      Proceeds from the new credit facility were utilized to refinance short-term debt then outstanding; to acquire additional interests in oil and gas properties offered to the Company by working interest holders on leases in which the Company is operator; and to pay other payables. At March 31, 1996 the Company had a working capital deficit of approximately $1,000,000. In order to obtain the new financing the Company was required by the lending Bank to provide a personal guarantee from a principal officer of the Company for repayment in full to the Bank of all principal, interest and related costs. As a result of its financial position, the Company was not able to pay a cash fee for the personal guarantee required by the Bank as a condition of extending credit to the Company. In lieu of cash payment, the Company proposed to pay the financing fee by delivering to the guarantor warrants to purchase unregistered shares of its common stock. On March 29, 1996 the Board of Directors approved execution by the Company of the credit agreement of the Bank and the payment and delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 for an exercise price of $.20 per share. As of March 28, 1997, the guarantor had exercised rights to purchase 100,000 shares of common stock granted under the warrants. At September 30, 1997, the shares had been issued by the Company and delivered by the Company's transfer agent. Accordingly, such transaction is reflected in the financial statements in the third quarter of 1997.

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

      Cash flow provided by operating activities was $19,054 for the first nine months of 1997 compared to cash flow provided by operating activities of $127,532 for the first nine months of 1996. The decrease from the first nine months of 1996 is primarily due to expenditures associated with pit closures (See Note 4 to Consolidated Financial Statements) offset by increases in oil and gas revenues. Such increase in revenues have been utilized primarily to fund pit closure costs and the reduction of trade payables.

      In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. For the period of September through November 1997, the Company has fixed price arrangements with two of its purchasers for approximately 60% of its anticipated monthly oil volumes at a price of approximately $18.50 per barrel. In addition, beginning in December 1997, the Company has entered into fixed price arrangements for approximately 40% of its anticipated monthly oil volumes at a price of approximately $19.75 per barrel through March 1998. The Company anticipates it will enter additional fixed price arrangements in the near future for a portion of its remaining monthly oil production. The Company believes it has entered into these fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by the counterparties to such transactions. In the event of nonperformance by any of the counterparties, the Company believes that, subject to future market prices, it will be able to market its production to other parties under similar or then market value terms and conditions.

      In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA"), and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During the fourth quarter of 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. The program involves converting certain marginally producing wells to water injectors and reworking producing wells and well equipment to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease through September 1997 was approximately $259,000, exclusive of operating fees charged by the Company, of which the Company's share was approximately $192,000. The Company funded its share of costs through internal cash flows with the balance paid by outside working interest owners who elected to join the project.

      The Company is gradually increasing the rate and total volume of water injected into the producing formation. Management will continue to evaluate the results of current development before determining whether to undertake additional development. The Company does not anticipate significant increases in overall production volumes from the field unless further development is implemented across a more extensive area and such further development is successful. Currently, rates of total water injection are approximately 1,600 barrels per day into three (3) injection wells. The Company is currently reviewing alternatives for the acquisition or development of additional water sources for the Company's injection plan. To date approximately 220,000 barrels of new water have been injected into the producing formation; however, this volume is estimated to be at least 400,000 barrels below the level at which localized repressurization may be expected to occur. Based on indications available from the localized response to water injection to date, the Company plans to continue its injection program. If sufficient production response is achieved, the Company will pursue a field-wide implementation of its waterflood plan. Determination as to full scale, field-wide development for water injection remains subject to, among other things, engineering advice based on the localized injection summarized above; projected oil prices; and the availability of additional financing. At this time, due to the variables discussed above, the Company is not able to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the historical costs and the projected overall costs of the waterflood project. Subject to the foregoing the Company is using a projection of $750,000, inclusive of costs already incurred.

      The Bureau of Land Management ("BLM") of the U.S. Department of the Interior has implemented extensive national regulations for the handling and maintenance of produced water from well sites on all federal lands. The stated objective of the extensive new regulations is to provide guidance for closure of unlined surface impoundments in a manner that assures protection of fresh waters, public health and the environment. The regulations require oil and gas `companies to eliminate the use of unlined surface impoundments in the operation of wells and to remediate and replace them with lined and enclosed surface pits. Such new federal government regulations provide for implementation on a region-by-region basis.

      During January 1997, the designated regions were expanded to include approximately 80 wells in the Company's field of operations in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary has been required to develop a plan for remediation and improvement for every well site. During May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the initial phase of the Plan ("Plan"). The initial phase of the Plan provided for the remediation and enclosure of 14 surface pits located at the well sites by June 30, 1997 in accordance with applicable Ordinance 95-0-308-03. Surface pits on such well sites and on an additional 14 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 25 well sites. Costs to date vary by well site but have ranged between $1,500 to $8,000 per well site, or approximately $91,000 in total, as to which the Company's pro-rata share allocable to its working interest is approximately $47,000, including operating charges by the Company's operating subsidiary.

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

      Based upon the preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and enclosure program in the Company's operating area to be in the range of approximately $300,000 to $500,000. Total costs could vary significantly from the Company's estimate due to the numerous variable factors discussed above. In recognition of the above factors the Company has charged a provision reflecting its preliminary estimate of its share of such costs, net of operating charges, of $77,000 to earnings in the first nine months of 1997. The adequacy of such provision will be reviewed by the Company as actual costs are incurred and such provision may be increased in the future.

      At September 30, 1997, the Company had a working capital deficit of $873,548 compared to a working capital deficit of $988,596 at December 31, 1996, and a current ratio of .43 to 1.00 as of September 30, 1997 compared to a current ratio of .40 to 1.00 as of December 31, 1996. The decrease in the working capital deficit at September 30, 1997 primarily reflects the utilization of increased revenues to reduce trade payables and the collection of receivables from working interest participants.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

      REVENUES

      Revenues from oil and gas production decreased from $436,778 during the third quarter of 1996 to $383,254 in the comparable 1997 quarter, a decrease of $53,524. The decrease is primarily attributable to a decrease in production volumes due to production downtime while the Company performed substantial fieldwork in its San Juan basin field in New Mexico during the third quarter of 1997. Average oil prices increased $1.41 per barrel from $18.89 per barrel during the third quarter of 1996 to $20.30 per barrel during the third quarter of 1997. Average gas prices increased $.50 per mcf from $1.19 per mcf during the third quarter of 1996 to $1.69 per mcf during the third quarter of 1997.

      Other revenue was $6,488 for the third quarter of 1997 compared to $7,760 for the comparable period in 1996, primarily due to a decrease in gas gathering and operating fees charged to third parties.

      COSTS AND EXPENSES

      Oil and gas production costs increased by $59,947 from $263,130 for the third quarter of 1996 to $323,077 for the same period in 1997. Such increase is primarily due to production costs associated with the purchases of additional interests in Company-operated properties and an above-average number of well workovers in its San Juan field in New Mexico in the third quarter of 1997. Pit impoundment costs were $4,743, net of operating charges, during the third quarter of 1997. General and administrative expenses decreased by $58,369 from $123,875 for the third quarter of 1996 to $65,506 for the same period in 1997. This decrease is primarily due to increased operating fees allocable to outside interest owners resulting from the waterflood project in Oklahoma and increased operating charges to third parties related to increased workover activity during the third quarter of 1997.

      Depreciation, depletion and amortization expenses decreased from $106,969 for the third quarter of 1996 to $79,020 for the comparable period of 1997.

      Gain on sale of property and equipment during the third quarter of 1997 of $30,000 reflects the sale of certain non-strategic wells. Interest expense decreased by $1,087 from $6,928 for the third quarter of 1996 to $5,841 for the same period in 1997 due to a decrease in average outstanding borrowings.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended September 30, 1997 of $59,055 compared to a net loss of $59,597 for the same period of 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

      REVENUES

      Revenues from oil and gas production increased from $1,031,347 during the first nine months of 1996 to $1,221,417 in the comparable 1997 period, an increase of $190,070. The increase is primarily attributable to an increase in average oil prices of $3.09 per barrel from $18.48 per barrel during the first nine months of 1996 to $21.57 per barrel during the first nine months of 1997. Average gas prices increased $.76 per mcf from $1.08 per mcf during the first nine months of 1996 to $1.84 per mcf during the first nine months of 1997. Production volumes declined slightly during the first nine months of 1997 compared to the same period in 1996.

      Other revenue was $19,710 for the first nine months of 1997 compared to $22,473 for the comparable period in 1996, primarily due to a decrease in gas gathering and operating fees charged to third parties.

      COSTS AND EXPENSES

      Oil and gas production costs increased by $192,604 from $656,295 for the first nine months of 1996 to $848,899 for the same period in 1997. Such increase is primarily due to the production costs associated with the purchases of additional interests in Company-operated properties, increased operating costs related to the waterflood project in Oklahoma and an above-average number of well workovers in its San Juan Basin field in New Mexico. Pit impoundment costs during the first nine months of 1997 were $77,509, net of operating charges. General and administrative expenses decreased by $25,426 from $256,016 for the first nine months of 1996 to $230,590 for the same period in 1997. This decrease is primarily due to increased operating fees allocable to outside interest owners in the Company's Oklahoma and New Mexico field operations.

      Depreciation, depletion and amortization expenses decreased from $308,935 for the first nine months of 1996 to $239,926 for the comparable period of 1997.

      Gain on sale of property and equipment during the first nine months of 1997 of $22,448 primarily reflects the sale of certain non-strategic wells and well equipment. Interest expense decreased by $2,690 from $18,174 for the first nine months of 1996 to $15,484 for the same period in 1997 due to a decrease in average outstanding borrowings.

      As discussed more fully in Note 1 to the Consolidated Financial Statements, the Company recognized a nonrecurring noncash charge during the first nine months of 1996 for the cumulative effect of a change in the accounting method for depletion of $39,770.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the first nine months ended September 30, 1997 of $151,033 compared to a net loss of $235,341 for the same period of 1996.

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



                               GOLDEN OIL COMPANY



Date: November 14, 1997       By:   /S/ RALPH T. MCELVENNY, JR.
                                    Chief Executive Officer



                              By:   /S/ JEFFREY V. HOUSTON
                                    Chief Financial and Accounting Officer