Form 10-Q
period 1998-03-31
GOLDEN OIL CO /DE/
filed 1998-05-27
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     MARCH 31, 1998
                               ----------------------------------

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

YES            NO       X

        As of May 1, 1998, the Registrant had outstanding 1,524,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B common stock, par value $.01 per share.

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

Item 2.        Management's Discussion and Analysis of

               Financial Condition and Results of Operations................. 14

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.............................. 20

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                           1998          1997
                                                    -----------   -----------
Revenues:
   Oil and gas production ........................  $   275,152   $   422,364
   Other .........................................        7,982         6,336
                                                    -----------   -----------
      Total revenues .............................      283,134       428,700
                                                    -----------   -----------

Costs and expenses:

   Production costs ..............................      264,133       284,074
   Pit impoundment costs, net ....................       22,681        22,502
   Depreciation, depletion and
     Amortization ................................       73,059        81,563
   General and administrative ....................       40,662        65,708
                                                    -----------   -----------
      Total costs and expenses ...................      400,535       453,847
                                                    -----------   -----------
                                                       (117,401)      (25,147)
Gain (loss) on sale of property,
   equipment and other assets ....................       (1,995)         --
Interest expense, net ............................       (3,890)       (6,339)
Other income (expense) ...........................        5,471           893
                                                    -----------   -----------

Net earnings (loss) ..............................  $  (117,815)  $   (30,593)


Basic and diluted (loss) per common
   share .........................................  $      (.08)  $      (.02)
                                                    ===========   ===========

Weighted average number of
   common shares and common
   share equivalents outstanding .................    1,524,291     1,424,291
                                                    ===========   ===========


                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                   -----------      -----------
          ASSETS

Current assets:
    Cash and cash equivalents ................     $    50,428      $   178,481
    Accounts receivable, net .................         381,638          402,512
    Prepaid expenses and other ...............          31,807           39,409
                                                   -----------      -----------
         Total current assets ................         463,873          620,402
                                                   -----------      -----------

Property and equipment, at cost:
    Oil and gas properties
    (using the successful efforts
      method of accounting)
         Producing properties ................       5,877,511        5,867,128
         Non-producing properties ............         105,000          105,000
                                                   -----------      -----------
         Total oil and gas properties ........       5,982,511        5,972,128
                                                   -----------      -----------

Pipeline, field and other well
    equipment ................................         225,590          225,274
Other property and equipment .................         341,588          413,981
                                                   -----------      -----------
                                                     6,549,689        6,611,383
Less accumulated depreciation,
    depletion and amortization ...............      (3,756,842)      (3,757,030)
                                                   -----------      -----------

    Net property and equipment ...............       2,792,847        2,854,353
                                                   -----------      -----------

Investments, real estate .....................         194,529          192,229
Other assets .................................           1,481            1,481
                                                   -----------      -----------

                                                   $ 3,452,730      $ 3,668,465
                                                   ===========      ===========

                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                         MARCH 31,  DECEMBER 31,
                                                            1998           1997
                                                    --------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and
     current portion of long-term debt ...........  $    111,858   $    114,969
   Accounts payable ..............................     1,125,494      1,201,629

   Accrued expenses ..............................       331,629        290,362
                                                    ------------   ------------

        Total current liabilities ................     1,568,981      1,606,960
                                                    ------------   ------------
Long-term debt ...................................          --           24,091
Other liabilities ................................       132,431        168,281

Commitments and contingencies
(See also Notes 4 and 5) .........................          --             --

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 10,000,000 shares, none issued ....          --             --
  Common stock, par value $.01
    authorized 15,000,000 shares,
    issued and outstanding 1,524,291
    shares at March 31, 1998
    and December 31, 1997 ........................        15,243         15,243
  Class B common stock, par value $.01
    (convertible share-for-share into common
    stock); authorized 3,500,000 shares; issued
    and outstanding 22,254 shares at
    March 31, 1998 and December 31, 1997 .........           223            223
  Additional paid-in capital .....................    13,883,479     13,883,479
  Accumulated deficit ............................   (12,147,627)   (12,029,812)
                                                    ------------   ------------


        Total stockholders' equity ...............     1,751,318      1,869,133
                                                    ------------   ------------

                                                    $  3,452,730   $  3,668,465
                                                    ============   ============


                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      --------------------------
                                                           1998          1997
                                                        ---------     ---------
Cash flows from operating activities:


   Net earnings (loss) .............................    $(117,815)    $ (30,593)
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Depreciation, depletion
      and amortization .............................       73,059        81,563
   Equity in net (income) loss of
      investment in commercial realty ..............       (2,300)        1,263
   Loss on sale of property
      and equipment ................................        1,995          --
   Changes in components of working capital:
      (Increase) decrease in accounts
         receivable, net ...........................       20,874        55,787
      (Increase) decrease in prepaid
         expenses and other ........................        7,602         1,317
      Increase (decrease) in accounts
         payable ...................................      (76,135)     (110,725)
      Increase (decrease) in accrued
         expenses ..................................       41,267       (26,804)
      Increase (decrease) in
         other liabilities .........................      (35,850)       42,141
                                                        ---------     ---------
Net cash provided by (used
       in) operating activities ....................    $ (87,303)    $  13,949
                                                        =========     =========


                                   (Continued)

                 See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      --------------------------
                                                          1998            1997
                                                      ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment .............................      $     174       $    --
   Additions of oil and gas properties .........        (10,383)         (5,660)
   Additions of other property and
      equipment ................................         (3,339)         (2,667)
   Decrease in short-term investments ..........           --              (480)
                                                      ---------       ---------

Net cash used in investing activities ..........      $ (13,548)      $  (8,807)
                                                      ---------       ---------
Cash flows from financing activities:
      Payment of long-term debt ................        (27,202)        (41,310)
                                                      ---------       ---------
Net cash provided by (used in)
   financing activities ........................      $ (27,202)      $ (41,310)
                                                      ---------       ---------

Net increase (decrease) in cash and
   cash equivalents ............................       (128,053)        (36,168)
Cash and cash equivalents at
   beginning of period .........................        178,481         165,209
                                                      ---------       ---------
Cash and cash equivalents at
   end of period ...............................      $  50,428       $ 129,041
                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid for interest expense was $4,055 and $5,596 for the three months ended March 31, 1998 and 1997, respectively. No cash was paid for income taxes during the same corresponding periods.

                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

               For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of Golden Oil Company ("Golden" or "Company") for the year ended December 31, 1997. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

               The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements reflect such adjustments as are necessary to present a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of a full year of operations. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

        RECLASSIFICATIONS

               Certain amounts from prior periods have been reclassified to conform to the presentation format for the 1998 Consolidated Financial Statements with no effect on reported results of operations.

        ACCOUNTS RECEIVABLE

               Amounts shown as accounts receivable are net of $113,718 at March 31, 1998 and December 31, 1997 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants of Company subsidiaries. Accounts receivable reflect net amounts due from affiliates of $50,063 at March 31, 1998 and $17,583 at December 31, 1997.

               The Company holds a limited partnership interest in its headquarters office building. The Company accounts for this investment using the equity method and, accordingly, the Company recognizes its pro-rata share of net income or loss of the limited partnership in its current operating statements.

(2)     CERTAIN FIXED PRICE SALE AGREEMENTS

               In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. Beginning in December 1997, the Company held a fixed price oil contract for approximately 40% of its monthly oil production. Such contract extended through March 1, 1998 at an average price at the wellhead of approximately $19.75 per barrel. The Company plans to obtain new fixed price oil contracts in the near future. The Company believes it enters into fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by counterparties to such transactions.

(3)     DEVELOPMENT OF SOUTH DOG CREEK FIELD

               In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA"), and during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. Under the program certain marginally producing wells were converted to water injectors and producing wells and well equipment were reworked to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease approximated $307,000 through March 1998, exclusive of operating fees charged by the Company, of which the Company's share was approximately $227,000. The Company funded its share of costs through internally generated cash flows with the balance paid by outside working interest owners who elected to join the project. Management anticipates that future development costs will be funded through a combination of internally generated funds and additional financing.

                The Company continues to gradually increase the rate of water injection into the producing formation. To date, the field has not exhibited any substantial, sustained increase in production from water injection and the Company does not anticipate significant increases in overall production volumes from the field unless further development is implemented across a more extensive area and such further development is successful. Management will continue to evaluate the results of current development before determining whether or to what extent to undertake additional development. Currently, rates of total water injection, including reinjected water, are approximately 1,600 barrels per day into three injection wells. The Company is currently reviewing alternatives for the acquisition or development of additional water sources for the Company's injection plan; however, source water supply is not expected to be a material limiting factor in the overall project. To date approximately 300,000 barrels of new water have been injected into the producing formation. Based on the current engineering projection, at least 650,000 new barrels will be required to reach the level at which localized repressurization may be expected to occur. Based on indications available from the localized response to water injection to date, the Company plans to continue its injection program. If in the future sufficient production response is achieved and sustained, the Company will pursue a field-wide implementation of its waterflood plan. The feasibility and overall scheduling of full scale, field-wide development for water injection remains subject to, among other things, engineering advice based on the localized injection summarized above; actual and projected oil prices; and the availability of additional financing. At this time, due to the variables discussed above, the Company is not able to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the actual and projected overall costs of the waterflood project. Subject to the foregoing the Company is using a working projection for its share of overall project costs on the order of $750,000, inclusive of $307,000 of costs already incurred. Subject to the availability of funds, the Company is projecting capital expenditures in 1998 for this project of $107,000.

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

               In January 1997, the regions designated by the federal government were expanded to include 81 wells in the Company's field of operations in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary was required to develop a plan for remediation and improvement for every well site. In May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the initial phase of the remediation and improvement plan ("Plan"). The initial phase of the Plan provided for the remediation and enclosure of 14 surface pits located at the well sites by June 30, 1997 in accordance with applicable Ordinance 95-0-308-03. Surface pits on such well sites and on an additional 14 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 35 well sites. Total costs to date of the project, including the Company's and all third parties interests, vary by well site but have ranged between $2,000 to $10,000 per well site, or approximately $129,000 to date.

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

               Based upon the preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and pit impoundment program in this region to be in the range of approximately $350,000 to $500,000. Total costs could vary significantly from such estimate due to the numerous variable factors discussed above. In recognition of the above variables the Company has charged a provision reflecting its preliminary estimate of its share of such costs, net of operating charges, of approximately $106,000 to earnings as of December 31, 1997 and $22,681 as of March 31, 1998. The adequacy of such provision is periodically reviewed and adjusted by the Company as actual costs are incurred. Costs to complete the pit impoundment program are expected to be funded through internally generated cash flows and additional financing.

(5)     INDEBTEDNESS

               In April 1996, the Company entered into a credit agreement with a commercial bank in Albuquerque, New Mexico ("Bank") under which the Company obtained an extension of existing borrowings and increased the credit available to it from $150,000 to $400,000. The maturity schedule of the Company's debt was extended to four years, subject to certain conditions. As a condition of extending the current maturity and obtaining additional credit, the Bank required the entire credit facility to be independently, personally guaranteed by a person acceptable to the Bank and to be collateralized by the Company's New Mexico oil and gas properties. An officer of the Company provided the independent, personal guarantee. The credit agreement bears interest at 2% over the Bank's prime lending rate, adjusted periodically. Such interest rate was 11.5% per annum at March 31, 1998.

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

               Under this credit agreement, the Company was required to make monthly payments of principal and interest of approximately $10,400 through April 2000. In May 1998, the Company extended and increased this credit agreement. The credit agreement was increased from its current balance of $102,000 to $250,000 and extended through June 2001. The new credit agreement provides for payments of approximately $8,200 each month and bears interest at 1% over the Bank's prime lending rate, adjusted periodically. The initial rate of interest is 10.5% per annum.

               In connection with the additional loan and guarantee arrangements, the Company expects to provide the guarantor compensation. Such compensation is expected to be structured by the Board of Directors primarily using non-cash consideration so as to provide liquidity for the Company.

             The guarantee, which is required to be made by an officer and stockholder of the Company, is subject to completion and approval of compensation arrangements by no later than June 15, 1998.

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

               End of Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

        The Company is a diversified business whose current scope of operations includes oil and gas operation and development, but with increasing emphasis on diversification into other sectors. Over the last several years the Company has continued to develop its properties and has expanded through corporate transactions, primarily asset purchases and mergers including the purchase, outside of the oil and gas sector, of an interest in a commercial real estate venture. Management places strong emphasis upon further diversification. Subject to a number of factors including the success of its ongoing secondary recovery projects, future prices of oil and gas production and properties; the availability of financing; and opportunities for diversification, management anticipates that the Company will accelerate its plans to diversify beyond the independent oil and gas sector.

        The Company's operations during 1997, and to date during 1998, have been funded primarily through internally generated funds from operating activities, and from existing working capital and borrowings under its credit facilities. Management anticipates that the Company will meet ordinary operating needs for working capital from internal sources. However, the Company will require additional financing in order to complete development of its proved undeveloped reserves, or to make acquisitions either within or outside of the oil and gas sector. The Company may arrange new financing through public or private offerings of the Company's securities, asset sales, joint ventures, or other means. If the Company is successful in its financing efforts, a significant use of proceeds will be to improve its current working capital position.

        In April 1996, the Company entered into a credit agreement with a commercial bank in Albuquerque, New Mexico ("Bank") under which the Company obtained an extension of existing borrowings and increased the credit available to it from $150,000 to $400,000. The maturity schedule of the Company's debt was extended to four years, subject to certain conditions. As a condition of extending the current maturity and obtaining additional credit, the Bank required the entire credit facility to be independently, personally guaranteed by a person acceptable to the Bank and to be collateralized by the Company's New Mexico oil and gas properties. An officer of the Company provided the independent, personal guarantee. The credit agreement bears interest at 2% over the Bank's prime lending rate, adjusted periodically. Such interest rate was 11.5% per annum at March 31, 1998.

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

        Under this credit agreement, the Company was required to make monthly payments of principal and interest of approximately $10,400 through April 2000. In May 1998, the Company extended and increased this credit agreement. The credit agreement was increased from its current balance of $102,000 to $250,000 and extended through June 2001. The new credit agreement provides for payments of approximately $8,200 each month and bears interest at 1% over the Bank's prime lending rate, adjusted periodically. The initial rate of interest is 10.5% per annum.

        In connection with the additional loan and guarantee arrangements, the Company expects to provide the guarantor compensation. Such compensation is expected to be structured by the Board of Directors primarily using non-cash consideration so as to provide liquidity for the Company.

       The guarantee, which is required to be made by an officer and stockholder of the Company, is subject to completion and approval of compensation arrangements by no later than June 15, 1998.

        Cash flow used in operating activities was $87,303 for the first three months of 1998 compared to cash flow provided by operating activities of $13,949 for the first three months of 1997. The decrease from the first three months of 1997 is primarily due to a decrease in production revenues resulting from a substantial decline in oil and gas prices in the first quarter of 1998 compared to the prior year period.

        In order to plan Company operations and to provide protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. Beginning in December 1997, the Company held a fixed price oil contract for approximately 40% of its monthly oil production. Such contract extended through March 1, 1998 at an average price at the wellhead of approximately $19.75 per barrel. The Company plans to obtain new fixed price oil contracts in the near future. The Company believes it enters into fixed price arrangements with financially capable purchasers and does not anticipate nonperformance by counterparties to such transactions.

        In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek, Oklahoma field, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA"), and during October

1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. Under the program certain marginally producing wells were converted to water injectors and producing wells and well equipment were reworked to increase the wells' fluid volume capacity. The cost of the initial phase of the waterflood project on this lease approximated $307,000 through March 1998, exclusive of operating fees charged by the Company, of which the Company's share was approximately $227,000. The Company funded its share of costs through internally generated cash flows with the balance paid by outside working interest owners who elected to join the project. Management anticipates that future development costs will be funded through a combination of internally generated funds and additional financing.

        The Company continues to gradually increase the rate of water injection into the producing formation. To date, the field has not exhibited any substantial, sustained increase in production from water injection and the Company does not anticipate significant increases in overall production volumes from the field unless further development is implemented across a more extensive area and such further development is successful. Management will continue to evaluate the results of current development before determining whether or to what extent to undertake additional development. Currently, rates of total water injection, including reinjected water, are approximately 1,600 barrels per day into three injection wells. The Company is currently reviewing alternatives for the acquisition or development of additional water sources for the Company's injection plan; however, source water supply is not expected to be a material limiting factor in the overall project. To date approximately 300,000 barrels of new water have been injected into the producing formation. Based on the current engineering projection, at least 650,000 new barrels will be required to reach the level at which localized repressurization may be expected to occur. Based on indications available from the localized response to water injection to date, the Company plans to continue its injection program. If in the future sufficient production response is achieved and sustained, the Company will pursue a field-wide implementation of its waterflood plan. The feasibility and overall scheduling of full scale, field-wide development for water injection remains subject to, among other things, engineering advice based on the localized injection summarized above; actual and projected oil prices; and the availability of additional financing. At this time, due to the variables discussed above, the Company is not able to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the actual and projected overall costs of the waterflood project. Subject to the foregoing the Company is using a working projection for its share of overall project costs on the order of $750,000, inclusive of $307,000 of costs already incurred. Subject to the availability of funds, the Company is projecting capital expenditures in 1998 for this project of $107,000.

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

        In January 1997, the regions designated by the federal government were expanded to include 81 wells in the Company's field of operations in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary was required to develop a plan for remediation and improvement for every well site. In May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the initial phase of the remediation and improvement plan ("Plan"). The initial phase of the Plan provided for the remediation and enclosure of 14 surface pits located at the well sites by June 30, 1997 in accordance with applicable Ordinance 95-0-308-03. Surface pits on such well sites and on an additional 14 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 35 well sites. Total costs to date of the project, including the Company's and all third parties interests, vary by well site but have ranged between $2,000 to $10,000 per well site, or approximately $129,000 to date.

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

        Based upon the preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and pit impoundment program in this region to be in the range of approximately $350,000 to $500,000. Total costs could vary significantly from such estimate due to the numerous variable factors discussed above. In recognition of the above variables the Company has charged a provision reflecting its preliminary estimate of its share of such costs, net of operating charges, of approximately $106,000 to earnings as of December 31, 1997 and $22,681 as of March 31, 1998. The adequacy of such provision is periodically reviewed and adjusted by the Company as actual costs are incurred. Costs to complete the pit impoundment program are expected to be funded through internally generated cash flows and additional financing.

        At March 31, 1998, the Company had a working capital deficit of $1,105,108 compared to a working capital deficit of $986,558 at December 31, 1997, and a current ratio of .30 to 1.00 as of March 31, 1998 compared to a current ratio of .39 to 1.00 as of December 31, 1997. The increase in the working capital deficit at March 31, 1998 primarily reflects a decrease in production revenues due to a substantial decline in oil and gas prices in the first quarter of 1998.

        On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." There was no effect on the financial position, results of operations or cash flows from the adoption of this standard. In the future, however, pursuant to SFAS No.

121, material negative adjustments to the carrying value of the Company's producing oil and gas properties could be required should prices for oil and gas decline significantly or if the Company were to revise its estimates of recoverable oil and gas reserves. No adjustment was required during the three months ended March 31, 1998.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 WITH THE THREE MONTHS ENDED MARCH 31, 1997.

        REVENUES
        --------

        Revenues from oil and gas production decreased from $422,364 during the first quarter of 1997 to $275,152 in the comparable 1998 quarter, a decrease of $147,212. The decrease is primarily attributable to a decrease in average oil prices of $6.93 per barrel from $23.00 per barrel during the first quarter of 1997 to $16.07 per barrel during the first quarter of 1998. Additionally, average gas prices decreased $1.27 per mcf from $2.63 per mcf during the first quarter of 1997 to $1.36 per mcf during the first quarter of 1998.

        Other revenues was $7,982 for the first quarter of 1998 compared to $6,336 for the comparable period in 1997, primarily due to an increase in gas gathering and operating fees charged to third parties.

        COSTS AND EXPENSES
        ------------------

        Oil and gas production costs decreased by $19,941 from $284,074 for the first quarter of 1997 to $264,133 for the same period in 1998. Such decrease is primarily due to production costs associated with an above-average number of well workovers on Company-operated properties in its San Juan field in New Mexico in the first quarter of 1997. Pit impoundment costs were $22,502, net of operating charges, during the first quarter of 1997 compared to $22,681 for the same period in 1998. General and administrative expenses decreased by $25,046 from $65,708 for the first quarter of 1997 to $40,662 for the same period in 1998. This decrease is primarily attributable to reductions in personnel and corporate overhead.

        Depreciation, depletion and amortization expenses decreased from $81,563 for the first quarter of 1997 to $73,059 for the comparable period of 1998.

        Interest expense decreased by $2,449 from $6,339 for the first quarter of 1997 to $3,890 for the same period in 1998 due to a decrease in average outstanding borrowings.

        Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended March 31, 1998 of $117,815 compared to a net loss of $30,593 for the same period of 1997.

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

                               GOLDEN OIL COMPANY

Date:   May 15, 1998                By:     /s/ RALPH T. MCELVENNY, JR.
                                            ---------------------------
                                            Chief Executive Officer

                                    By:     /s/ JEFFREY V. HOUSTON
                                            ---------------------------
                                            Chief Financial and Accounting
                                            Officer