Form 10-Q
period 1998-06-30
GOLDEN OIL CO /DE/
filed 1998-08-20
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1998
                               ------------------------------

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

YES               NO    X

      As of August 1, 1998, the Registrant had outstanding 1,624,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B common stock, par value $.01 per share.

                                    CONTENTS

                                                                          PAGE

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

            -   Consolidated Statements of Operations.....................  3

            -   Consolidated Balance Sheets...............................  5

            -   Consolidated Statements of Cash Flows.....................  7

            -   Notes to Consolidated Financial Statements................  9

Item 2.           Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................  17

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................  27

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                       1998              1997
                                                  -----------       -----------
Revenues:
   Oil and gas production ..................      $   258,523       $   456,344
   Other ...................................            6,409             6,886
                                                  -----------       -----------
      Total revenues .......................          264,932           463,230
                                                  -----------       -----------

Costs and expenses:
   Production costs ........................          209,649           294,431
   Pit impoundment costs, net ..............             --              23,715
   Depreciation, depletion and
     amortization ..........................           73,554            79,343

   General and administrative ..............           95,787            99,376
                                                  -----------       -----------

      Total costs and expenses .............          378,990           496,865
                                                  -----------       -----------

                                                     (114,058)          (33,635)
Gain (loss) on sale of property,
   equipment and other assets ..............            1,000            (7,552)
Interest expense, net ......................           (4,711)           (4,567)


Other income (expense) .....................          (25,169)           (1,220)
                                                  -----------       -----------

Net earnings (loss) ........................      $  (142,938)      $   (46,974)
                                                  ===========       ===========


Basic and diluted (loss) per common
   share ...................................      $      (.09)      $      (.03)
                                                  ===========       ===========

Weighted average number of
   common shares and common
   share equivalents outstanding ...........        1,536,379         1,424,291
                                                  ===========       ===========


               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------
Revenues:
   Oil and gas production ..................      $   533,675       $   878,708

   Other ...................................           14,391            13,222
                                                  -----------       -----------

      Total revenues .......................          548,066           891,930
                                                  -----------       -----------

Costs and expenses:
   Production costs ........................          473,782           578,505
   Pit impoundment costs, net ..............           22,681            46,217
   Depreciation, depletion and
     amortization ..........................          146,613           160,906

   General and administrative ..............          136,449           165,084
                                                  -----------       -----------

      Total costs and expenses .............          779,525           950,712
                                                  -----------       -----------

                                                     (231,459)          (58,782)
Gain (loss) on sale of property,
   equipment and other assets ..............             (995)           (7,552)
Interest expense, net ......................           (8,601)           (9,643)

Other income (expense) .....................          (19,698)           (1,590)
                                                  -----------       -----------

Net earnings (loss) ........................      $  (260,753)      $   (77,567)
                                                  ===========       ===========


Basic and diluted (loss) per common
   share ...................................      $      (.17)      $      (.05)
                                                  ===========       ===========

Weighted average number of
   common shares and common
   share equivalents outstanding ...........        1,530,368         1,424,291
                                                  ===========       ===========


               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      JUNE 30,      DECEMBER 31,
                                                        1998             1997
                                                   -----------      -----------
          ASSETS

Current assets:
    Cash and cash equivalents ................     $    45,044      $   178,481
    Accounts receivable, net .................         406,060          402,512

    Prepaid expenses and other ...............          26,346           39,409
                                                   -----------      -----------


         Total current assets ................         477,450          620,402
                                                   -----------      -----------

Property and equipment, at cost:
    Oil and gas properties
    (using the successful efforts
      method of accounting)
         Producing properties ................       5,882,105        5,867,128
         Non-producing properties ............         105,000          105,000
                                                   -----------      -----------

         Total oil and gas properties ........       5,987,105        5,972,128
                                                   -----------      -----------

Pipeline, field and other well equipment .....         241,288          225,274

Other property and equipment .................         341,588          413,981
                                                   -----------      -----------
                                                     6,569,981        6,611,383

Less accumulated depreciation,
    depletion and amortization ...............      (3,820,396)      (3,757,030)
                                                   -----------      -----------


    Net property and equipment ...............       2,749,585        2,854,353
                                                   -----------      -----------

Investments, real estate .....................         196,829          192,229

Other assets .................................           1,481            1,481
                                                   -----------      -----------

                                                   $ 3,425,345      $ 3,668,465
                                                   ===========      ===========


                                   (Continued)

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                      JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and
     current portion of long-term debt .........         75,770         114,969
   Accounts payable ............................      1,135,326       1,201,629

   Accrued expenses ............................        313,578         290,362
                                                   ------------    ------------

        Total current liabilities ..............      1,524,674       1,606,960
                                                   ------------    ------------

Long-term debt .................................        167,360          24,091
Other liabilities ..............................         99,931         168,281

Commitments and contingencies
(See Notes 4 and 5) ............................           --              --

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 10,000,000 shares, none issued ..           --              --
  Common stock, par value $.01
    authorized 15,000,000 shares,
    issued and outstanding; 1,624,291
    shares at June 30, 1998
    and 1,524,291 at December 31, 1997 .........         16,243          15,243
  Class B common stock, par value $.01
    (convertible share-for-share into common
    stock);  authorized  3,500,000 shares;
    issued and outstanding 22,254 shares at
    June 30, 1998 and December 31, 1997 ........            223             223
  Additional paid-in capital ...................     13,907,479      13,883,479

  Accumulated deficit ..........................    (12,270,565)    (12,029,812)
                                                   ------------    ------------

        Total stockholders' equity .............      1,633,380       1,869,133
                                                   ------------    ------------

                                                   $  3,425,345    $  3,668,465
                                                   ============    ============

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------
Cash flows from operating activities:
   Net earnings (loss) .........................      $(260,753)      $ (77,567)
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
   Depreciation, depletion
      and amortization .........................        146,613         160,906
   Equity in net (income) loss of
      investment in commercial
      realty ...................................         (4,600)          2,526
   Loss on sale of property
      and equipment ............................            995           7,552
   Guarantee fee ...............................         25,000            --
   Changes in components of working
   capital:
      (Increase) decrease in
      accounts receivable, net .................         (3,548)         79,616
      (Increase) decrease in prepaid
         expenses and other ....................         13,063           6,634
      Increase (decrease) in accounts
         payable ...............................        (66,303)       (168,765)
      Increase (decrease) in
      accrued expenses .........................         23,216         (22,510)
      Increase (decrease) in
         other liabilities .....................        (68,350)         70,015
                                                      ---------       ---------

Net cash provided by (used
       in) operating activities ................      $(194,667)      $  58,407
                                                      =========       =========


                                   (Continued)

               See Notes to Consolidated Financial Statements.

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      -------------------------
                                                         1998             1997
                                                      ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment .............................          1,174           1,803
   Additions of oil and gas properties .........        (14,977)        (73,810)
   Additions  of other  property
   and equipment ...............................        (29,037)         (4,067)
   Decrease in short-term investments ..........           --              (753)
                                                      ---------       ---------

Net cash used in investing
activities .....................................        (42,840)        (76,827)
                                                      ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of
      long-term debt ...........................        250,000          64,566

      Payment of debt ..........................       (145,930)        (72,915)
                                                      ---------       ---------
Net cash provided by (used in)
   financing activities ........................        104,070          (8,349)
                                                      ---------       ---------

Net increase  (decrease) in cash
and cash equivalents ...........................       (133,437)        (26,769)
Cash and cash equivalents at
   beginning of period .........................        178,481         165,209
                                                      ---------       ---------
Cash and cash equivalents at
   end of period ...............................      $  45,044       $ 138,440
                                                      =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest expense was $7,744 and $10,304 for the six months ended June 30, 1998 and 1997, respectively. No cash was paid for federal income taxes during the same corresponding periods.

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

            IMPAIRMENT OF LONG-LIVED ASSETS. On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." No effect on the financial position, results of operations or cash flows has been recognized as a result of the adoption of this standard. However, pursuant to SFAS No. 121, in the future material negative adjustments to the carrying value of the Company's producing oil and gas properties could be required should prices obtainable for oil and/or gas production decline significantly, or if the Company were to revise its estimates of recoverable oil and gas reserves. Although oil prices declined very significantly during the second quarter, the Company has not provided an impairment reserve during that period, as management believes that price recovery is likely to occur this fall. If price recovery has not occurred by the time to report for the third quarter ending September 30, 1998, the Company would make a charge to reflect impairment of the value of long-lived production assets. If the current range of prices for oil and gas continues through the third quarter, the additional third quarter charge for impairment would be in the range of $150,000 to $400,000.

            ACCOUNTS RECEIVABLE. Amounts shown as accounts receivable are net of $113,718 at June 30, 1998 and December 31, 1997 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants of Company subsidiaries. Accounts receivable reflect net amounts due from affiliates of $78,304 at June 30, 1998 and $17,583 at December 31, 1997.

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

(2)   CERTAIN FIXED PRICE SALE AGREEMENTS

            In order to plan Company operations and as a measure of protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. The Company held a fixed price oil contract for approximately 40% of its monthly oil production through March 1, 1998 at an average price at the wellhead of approximately $19.75 per barrel. If, as and when oil prices increase from current levels the Company anticipates that it will enter new fixed price oil contracts. In March 1998, the Company entered into a fixed price contract for approximately 60% of its monthly gas production in the San Juan Basin in New Mexico. Such contract extends through August 31, 1998 at an average price of approximately $1.99 per Mmbtu after which gas production likely will be sold at prevailing market rates. The Company believes the fixed price arrangements it might typically sign are entered with financially capable purchasers and does not anticipate nonperformance by counterparties to such transactions.



(3)   DEVELOPMENT OF SOUTH DOG CREEK FIELD

            In March 1993, an agreement was reached between the Company and Calumet Oil Company, which are the principal operators in the South Dog Creek field in Osage County, Oklahoma, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA") and, during October 1993, a field-wide water injection permit was granted by the

      EPA to the Company and another interest holder and operator. During 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. Under the program certain marginal producing wells were converted to water injectors and producing wells and well equipment were reworked to increase the wells' fluid volume capacity. To date, the expenditures on the waterflood project on this lease are approximately $313,000 through June 1998, exclusive of operating fees charged by the Company, of which the Company's share was approximately $232,000. The Company funded its share of costs through internally generated cash flows with the balance paid by outside working interest owners who elected to join the project.

            At current prices of oil and gas, the Company has a negative cash flow from operations and can fund development costs only through third party arrangements such as borrowings, asset sales, joint operations or the like.

            To date, the Osage County, Oklahoma field has not exhibited a substantial, sustained increase in production from water injection. The Company does not anticipate significant increases in overall production volumes from this field unless further development can be implemented across a more extensive area and such further development is successful. Management plans to evaluate the results of ongoing development at various stages before determining whether or to what extent to attempt additional development. Current rates of total water injection, including reinjected water, total approximately 1,600 barrels per day into three injection wells. The Company is currently reviewing the estimated costs of various methods to acquire or develop additional sources of water needed for injection. The availability of source water supply is not itself expected to be a material limiting factor in the overall project. To date the Company has injected approximately 310,000 barrels of net new water into the producing formation. Based on current engineering projections, at least 650,000 net new barrels will be required to reach the level at which localized repressurization may be expected to occur. Subject to the availability of funds and based on indications available from the localized response to water injection to date, the Company plans to continue a water injection program. If in the future sufficient production response is achieved and sustained, the Company intends to pursue a field-wide waterflood plan. The feasibility and overall scheduling of full scale, field-wide development for water injection remain subject to, among other things, engineering advice based on the localized injection summarized above; actual and projected oil prices; and the availability of additional financing.

            Due to the uneconomic nature of oil operations at current oil prices, and to other variables discussed above, the Company is not able to assure a schedule of ongoing development, nor to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the actual and projected overall costs of the waterflood project. Subject to the foregoing, the Company is using a working projection for its share of overall project costs of $750,000, inclusive of $313,000 of costs already incurred, and is projecting 1998 capital expenditures of $58,000 for this project.

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

            In January 1997, the regions designated by the federal government were expanded to include 81 wells in the Company's field of operations on lands of the Jicarilla Apache Nation in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary was required to develop a plan for remediation and improvement for every well site. In May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the remediation and improvement plan ("Plan"). The Plan provided for the remediation and enclosure of surface pits at all well sites in accordance with Ordinance 95-0-308-03. Surface pits on 28 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 35 well sites. Costs for the project to date, including the interests of the Company and third parties, vary substantially by well site but have ranged between $2,000 to $10,000 per site, and are approximately $163,000 in total.

            Remediation on all 81 well sites operated by the Company in New Mexico is currently required to be completed by December 1998. Numerous oil and gas producers in the region, including the Company, are seeking extensions of such date; however, to date extensions have not yet been granted. Total costs are subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil which may be required to be removed per site. The Plan allows relatively broad soil disposal options; however, it is possible that even more costly soil disposal alternatives may be deemed necessary or may be mandated by the regulatory agencies governing the remediation and impoundment programs.

            Based upon preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and pit impoundment program in this region to be in the range of approximately $350,000 to $500,000. Total costs could vary significantly from such estimate due to numerous variable expense factors as summarized above. In recognition of the above variables the Company charged against income a provision reflecting its preliminary net cost estimate for such work of approximately $106,000 as of December 31, 1997 and an additional amount of $22,681 as of June 30, 1998. The adequacy of such provision is reviewed periodically and may be adjusted as actual costs are incurred.

            Primarily as a result of negative cash flow generated currently by New Mexico oil production operations at current prices and other materially negative factors summarized above, it is uncertain to what extent the costs to complete the federal government's mandated pit impoundment program may be met through internally generated cash flow. In event that the Company can not meet such obligations from internally generated funds, the Company would be required to look to asset sales; additional borrowings, if possible; or to third party arrangements.

(5)   INDEBTEDNESS

            In April 1996 the Company entered into a credit agreement with a commercial bank in Albuquerque, New Mexico under which the Company was able to reschedule payments of existing borrowings which had fallen due for repayment in full, and to increase its available credit from $150,000 to $400,000. The loan agreement extended the maturity schedule of the Company's debt to four years, subject to certain conditions, and provided monthly payments totaling approximately $10,400 monthly through April 2000. As a condition to the new credit agreement, the lending bank required the entire credit facility to be independently, personally guaranteed by a person acceptable to it, particularly a member of the ongoing management of the Company. An officer of the Company agreed to provide such unconditional personal guarantee for which the officer would receive fair compensation. After having received delivery of the written opinion from an independent investment banking advisor that such transaction was fair, from a financial point of view, to the Company and its stockholders, the Board of Directors approved the new credit agreement and the delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 at an exercise price of $.20 per share. During

      1997 the guarantor exercised rights to purchase 100,000 such shares. No rights have been exercised during 1998 to date.

            During the second quarter of 1998 oil prices declined precipitously, and have since reached ten year lows. The Company's oil production operations became uneconomic and failed to generate cash flow to pay costs including the government mandated pit remediation program; monthly principal and interest charges under the bank agreement; or costs of the Company's waterflood injection program at its Osage County, Oklahoma field. In order to fund its obligations, the Company obtained a new credit agreement under which the Company increased its borrowings by approximately $150,000; extended its loan maturity to July 1, 2001; and reduced monthly payment requirements to $8,200. The new credit bears interest at 1% over the lending bank's prime lending rate, adjusted periodically, an initial interest rate of 10.5% per annum. Proceeds from the new financing will be applied primarily to fund operating cash requirements; to continue the government mandated pit impoundment program; and to maintain the ongoing waterflood project as above.

            In order to obtain the new financing the Company was required by the lending bank to provide an unconditional personal guarantee, having substance acceptable to the bank, of repayment in full of all principal, interest and related costs provided under the new agreement. At this time the Company's management and the bank were concerned about factors including the Company's lack of liquidity; the working capital deficit exceeding one million dollars; and the rapid and severe declines in oil prices, which drove current oil production operations into a negative cash flow position. As a result of its financial postion, the Company was not able to pay a cash fee to the personal guarantor of the proposed financing. Instead, the Company agreed, subject to final approval of the guarantee and performance by the bank lender, to pay the financing fee by delivering to the guarantor 100,000 unregistered shares of its common stock, and warrants to purchase 250,000 unregistered shares of the Company's common stock, exerciseable in whole or in part through June 30, 2008 at an exercise price of $.15 per share. On June 19, 1998 the Board of Directors ratified the execution by the Company of the bank credit agreement and approved the payment and delivery to the guarantor of such compensation. Prior to approving the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness to the Company and its stockholders, from a financial point of view, of the terms proposed for payment for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors as above, the Board considered the written opinion delivered to it by the independent investment banking advisor that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders. The credit agreement and guarantee fee were thereupon approved by the Board of Directors. Subsequent to the close of the second quarter, 100,000 such shares were delivered to the guarantor.

(6)   STRATEGIC CONSIDERATIONS

            In earlier stages of its development, the Company's strategic emphasis focused on oil and gas production and development, particularly of the substantial reserves categorized by the Company's independent petroleum engineering firm as proved undeveloped reserves, which are possibly recoverable by waterflood of the South Dog Creek field in Oklahoma. In addition the Company owned proved developed production of good quality, but having higher fixed costs of production than that of its Oklahoma field, located in the San Juan Basin, New Mexico. However, since the early 1990s a number of changes have occurred which have adversely impacted the independent oil and gas industry. As a result the Company has changed its strategic objectives. Generally, the adverse changes have included increased price volatility; repeated periods of sharply lower, sometimes uneconomic prices; increasing costs of operation; increased government regulation; adverse changes in the federal and state tax burden; and relatively less attractive opportunities to acquire oil and gas properties or purchase other independent operators in the Company's size range. These developments have adversely affected the independent oil and gas industry generally. In response to the changed operating environment, the Company has taken steps to diversify into other sectors of operation deemed to offer greater long-term potential and is actively considering transactions by which it may further diversify. In this process the Company may reduce its dependence on oil and gas operations while adding significantly to its participation in the real estate, financial services or other sectors.

            During late 1993 and 1994, the Company diversified outside of the energy sector through purchase of a limited partnership interest in a partnership ("Partnership") which owns the office building in Houston, Texas in which the Company maintains its principal offices. The Company is actively reviewing other possible transactions outside the energy sector. While such diversification appears to offer more attractive long-term opportunities than are offered by the small oil and gas sector, the Company's ability to arrange financing to enter any material transaction is subject to a number of other factors and constraints, certain of which are difficult to predict or are beyond management's control. Such factors include the degree of the Company's future success in the waterflood development of its proved undeveloped reserves; the future performance of oil and gas prices, respectively; the extent of internal cash flow from operations; and the availability of financing to support current or prospective business operations of the Company.

            The Partnership has recently advised that, primarily to achieve greater diversification, the general partner is recommending the sale of such office building. Based on current market indications, the Company expects to recognize a gain on disposition of its ownership interest; however, arrangements for sale are not expected to be at a definitive stage until approximately the fall of the current year.

            Management is actively considering investment in other real estate interests as well as other diversification. While the long-term prospects of real estate sector may be considered attractive compared to those of the small independent oil and gas sector, the Company is constrained by its limited financial resources. Accordingly, unless oil prices increase greatly above current levels or the Company's asset base or capitalization is restructured, its ability to achieve significant diversification could be limited.







              End of Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      DIVERSIFICATION. The Company is a somewhat diversified business whose current scope of operations includes oil and gas operation and development, but with increasing emphasis on diversification into other sectors. Over the last several years the Company has continued to develop its properties and has expanded through corporate transactions, primarily asset purchases and mergers, including the purchase of an interest in a commercial real estate venture. Management places strong emphasis on further diversification. Subject to a number of factors including the success of its ongoing secondary recovery projects; future prices of oil and gas production and properties; the availability of financing; and opportunities for diversification, the Company plans to diversify from the independent oil and gas sector.

      FUNDING. The Company's operations during 1997, and to date during 1998, have been funded primarily through borrowings under credit facilities, internally generated funds from operating activities, and from working capital. Unless oil prices continue at current levels, management anticipates that the Company will meet ordinary operating needs for working capital from external financing now in place and from internal sources. However, the Company will require additional financing or internal cash generation in order to continue its program to develop proved undeveloped reserves by waterflood injection, or to continue to diversify. Management believes that it may be possible for the Company to diversify and to obtain additional financing through issuance of securities, asset sales, joint ventures, or other means. In this connection, the Company recognizes a significant need to improve its current working capital position.

      DECLINES IN CASH FLOW. Cash flow used in operating activities was $194,667 for the first six months of 1998 compared to cash provided by operating activities of $58,407 for the first six months of 1997. The decrease from the first six months of 1997 is due primarily to a decrease in production revenues resulting from the collapse in oil prices and a significant decline in gas prices in the first six months of 1998 compared to the prior year period.

      FIXED PRICE CONTRACTS. In order to plan Company operations and as a measure of protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. The Company held a fixed price oil contract for approximately 40% of its monthly oil production through March 1, 1998 at an average price at the wellhead of approximately $19.75 per barrel. If, as and when oil prices increase from current levels the Company anticipates that it will enter new fixed price oil contracts. In March 1998, the Company entered into a fixed price contract for approximately 60% of its monthly gas production in the San Juan Basin in New Mexico.

Such contract extends through August 31, 1998 at an average price of approximately $1.99 per Mmbtu after which gas production likely will be sold at prevailing market rates. The Company believes the fixed price arrangements it might typically sign are entered with financially capable purchasers and does not anticipate nonperformance by counterparties to such transactions.

      WATERFLOOD DEVELOPMENT. In March 1993, an agreement was reached between the Company and Calumet Oil Company, which are the principal operators in the South Dog Creek field in Osage County, Oklahoma, aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA") and, during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. Under the program certain marginal producing wells were converted to water injectors and producing wells and well equipment were reworked to increase the wells' fluid volume capacity. To date, the expenditures on the waterflood project on this lease are approximately $313,000 through June 1998, exclusive of operating fees charged by the Company, of which the Company's share was approximately $232,000. The Company funded its share of costs through internally generated cash flows with the balance paid by outside working interest owners who elected to join the project.

      At current prices of oil and gas, the Company has a negative cash flow from operations and can fund development costs only through third party arrangements such as borrowings, asset sales, joint operations or the like.

      To date, the Osage County, Oklahoma field has not exhibited a substantial, sustained increase in production from water injection. The Company does not anticipate significant increases in overall production volumes from this field unless further development can be implemented across a more extensive area and such further development is successful. Management plans to evaluate the results of ongoing development at various stages before determining whether or to what extent to attempt additional development. Current rates of total water injection, including reinjected water, total approximately 1,600 barrels per day into three injection wells. The Company is currently reviewing the estimated costs of various methods to acquire or develop additional sources of water needed for injection. The availability of source water supply is not itself expected to be a material limiting factor in the overall project. To date the Company has injected approximately 310,000 barrels of net new water into the producing formation. Based on current engineering projections, at least 650,000 net new barrels will be required to reach the level at which localized repressurization may be expected to occur. Subject to the availability of funds and based on indications available from the localized response to water injection to date, the Company plans to continue a water injection program. If in the future sufficient production response is achieved and sustained, the Company intends to pursue a field-wide waterflood plan. The feasibility and overall scheduling of full scale, field-wide development for water injection remain subject to, among other things, engineering advice based on the localized injection summarized above; actual and projected oil prices; and the availability of additional financing.

      Due to the uneconomic nature of oil operations at current oil prices, and to other variables discussed above, the Company is not able to assure a schedule of ongoing development, nor to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the actual and projected overall costs of the waterflood project. Subject to the foregoing, the Company is using a working projection for its share of overall project costs of $750,000, inclusive of $313,000 of costs already incurred, and is projecting 1998 capital expenditures of $58,000 for this project.

      CREDIT AGREEMENTS. In April 1996 the Company entered into a credit agreement with a commercial bank in Albuquerque, New Mexico under which the Company was able to reschedule payments of existing borrowings which had fallen due for repayment in full, and to increase its available credit from $150,000 to $400,000. The loan agreement extended the maturity schedule of the Company's debt to four years, subject to certain conditions, and provided monthly payments totaling approximately $10,400 monthly through April 2000. As a condition to the new credit agreement, the lending bank required the entire credit facility to be independently, personally guaranteed by a person acceptable to it, particularly a member of the ongoing management of the Company. An officer of the Company agreed to provide such unconditional personal guarantee for which the officer would receive fair compensation. After having received delivery of the written opinion from an independent investment banking advisor that such transaction was fair, from a financial point of view, to the Company and its stockholders, the Board of Directors approved the new credit agreement and the delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 at an exercise price of $.20 per share. During 1997 the guarantor exercised rights to purchase 100,000 such shares. No rights have been exercised during 1998 to date.

            During the second quarter of 1998 oil prices declined precipitously, and have since reached ten year lows. The Company's oil production operations became uneconomic and failed to generate cash flow to pay costs including the government mandated pit remediation program; monthly principal and interest charges under the bank agreement; or costs of the Company's waterflood injection program at its Osage County, Oklahoma field. In order to fund its obligations, the Company obtained a new credit agreement under which the Company increased its borrowings by approximately $150,000;

extended its loan maturity to July 1, 2001; and reduced monthly payment requirements to $8,200. The new credit bears interest at 1% over the lending bank's prime lending rate, adjusted periodically, an initial interest rate of 10.5% per annum. Proceeds from the new financing will be applied primarily to fund operating cash requirements; to continue the government mandated pit impoundment program; and to maintain the ongoing waterflood project as above.

      In order to obtain the new financing the Company was required by the lending bank to provide an unconditional personal guarantee, having substance acceptable to the bank, of repayment in full of all principal, interest and related costs provided under the new agreement. At this time the Company's management and the bank were concerned about factors including the Company's lack of liquidity; the working capital deficit exceeding one million dollars; and the rapid and severe declines in oil prices, which drove current oil production operations into a negative cash flow position. As a result of its financial postion, the Company was not able to pay a cash fee to the personal guarantor of the proposed financing. Instead, the Company agreed, subject to final approval of the guarantee and performance by the bank lender, to pay the financing fee by delivering to the guarantor 100,000 unregistered shares of its common stock, and warrants to purchase 250,000 unregistered shares of the Company's common stock, exerciseable in whole or in part through June 30, 2008 at an exercise price of $.15 per share. On June 19, 1998 the Board of Directors ratified the execution by the Company of the bank credit agreement and approved the payment and delivery to the guarantor of such compensation. Prior to approving the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness to the Company and its stockholders, from a financial point of view, of the terms proposed for payment for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors as above, the Board considered the written opinion delivered to it by the independent investment banking advisor that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders. The credit agreement and guarantee fee were thereupon approved by the Board of Directors. Subsequent to the close of the second quarter, 100,000 such shares were delivered to the guarantor.

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

      In January 1997, the regions designated by the federal government were expanded to include 81 wells in the Company's field of operations on lands of the Jicarilla Apache Nation in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary was required to develop a plan for remediation and improvement for every well site. In May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the remediation and improvement plan ("Plan"). The Plan provided for the remediation and enclosure of surface pits at all well sites in accordance with Ordinance 95-0-308-03. Surface pits on 28 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 35 well sites. Costs for the project to date, including the interests of the Company and third parties, vary substantially by well site but have ranged between $2,000 to $10,000 per site, and are approximately $163,000 in total.

      Remediation on all 81 well sites operated by the Company in New Mexico is currently required to be completed by December 1998. Numerous oil and gas producers in the region, including the Company, are seeking extensions of such date; however, to date extensions have not yet been granted. Total costs are subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil which may be required to be removed per site. The Plan allows relatively broad soil disposal options; however, it is possible that even more costly soil disposal alternatives may be deemed necessary or may be mandated by the regulatory agencies governing the remediation and impoundment programs.

      Based upon preliminary information available at this time, the Company has estimated the total cost to complete the entire remediation and pit impoundment program in this region to be in the range of approximately $350,000 to $500,000. Total costs could vary significantly from such estimate due to numerous variable expense factors as summarized above. In recognition of the above variables the Company charged against income a provision reflecting its preliminary net cost estimate for such work of approximately $106,000 as of December 31, 1997 and an additional amount of $22,681 as of June 30, 1998. The adequacy of such provision is reviewed periodically and may be adjusted as actual costs are incurred.

      Primarily as a result of negative cash flow generated currently by New Mexico oil production operations at current prices and other materially negative factors summarized above, it is uncertain to what extent the costs to complete the federal government's mandated pit impoundment program may be met through internally generated cash flow. In event that the Company can not meet such obligations from internally generated funds, the Company would be required to look to asset sales; additional borrowings, if possible; or to third party arrangements.

      At June 30, 1998, the Company had a working capital deficit of $1,047,224 compared to a working capital deficit of $986,558 at December 31, 1997, and a current ratio of .31 to 1.00 as of June 30, 1998 compared to a current ratio of
 .39 to 1.00 as of December 31, 1997. The increase in the working capital deficit at June 30, 1998 primarily reflects reduced short-term debt resulting from refinancing the short-term debt then outstanding offset by a decrease in production revenues due to a collapse in oil prices and a significant decline in gas prices in the first six months of 1998.

      On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." No effect on the financial position, results of operations or cash flows has been recognized as a result of the adoption of this standard. However, pursuant to SFAS No. 121, in the future material negative adjustments to the carrying value of the Company's producing oil and gas properties could be required should prices obtainable for oil and/or gas production decline significantly, or if the Company were to revise its estimates of recoverable oil and gas reserves. Although oil prices declined very significantly during the second quarter, the Company has not provided an impairment reserve during that period, as management believes that price recovery is likely to occur this fall. If price recovery has not occurred by the time to report for the third quarter ending September 30, 1998, the Company would make a charge to reflect impairment of the value of long-lived production assets. If the current range of prices for oil and gas continues through the third quarter, the additional third quarter charge for impairment would be in the range of $150,000 to $400,000.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 WITH THE THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

      Revenues from oil and gas production decreased from $456,344 during the second quarter of 1997 to $258,523 in the comparable 1998 quarter, a decrease of $197,821. The decrease is primarily attributable to a decrease in average oil prices of $6.79 per barrel from $21.56 per barrel during the second quarter of 1997 to $14.77 per barrel during the second quarter of 1998. Third quarter oil prices may be as low or lower than average prices obtained during the second quarter. Additionally, average gas prices decreased $0.05 per mcf from $1.39 per mcf during the second quarter of 1997 to $1.34 per mcf during the second quarter of 1998. As a result of the collapse of oil prices, the Company has temporarily shut-in certain high cost, marginally producing wells in New Mexico, resulting in a 26% decrease in the Company's total production volumes compared to the same period in 1997.

      Other revenues were $6,409 for the second quarter of 1998 compared to $6,886 for the comparable period in 1997.

COSTS AND EXPENSES

      Oil and gas production costs decreased by $84,782 from $294,431 for the second quarter of 1997 to $209,649 for the same period in 1998. Such decrease is due primarily to reduced production costs for well workovers during 1998 compared to the workover costs in the San Juan field in New Mexico during the second quarter of 1997. Pit impoundment costs were $23,715, net of operating charges, during the second quarter of 1997. General and administrative expenses decreased by $3,589 from $99,376 for the second quarter of 1997 to $95,787 for the same period in 1998.

      Depreciation, depletion and amortization expenses decreased from $79,343 for the second quarter of 1997 to $73,554 for the comparable period of 1998.

      Loss on sale of property and equipment during the second quarter of 1997 of $7,552 and gain on sale of property and equipment of $1,000 in the comparable 1998 quarter reflects the sale of field equipment.

      Interest expense increased by $144 from $4,567 for the second quarter of 1997 to $4,711 for the same period in 1998 reflecting increased average borrowings outstanding.

      Other expense during the second quarter of 1998 of $25,169 primarily represents a guarantee fee of $25,000 for the Company's bank credit agreement.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended June 30, 1998 of $142,938 compared to a net loss of $46,974 for the same period of 1997.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 WITH THE SIX MONTHS ENDED JUNE 30, 1997.

REVENUES

      Revenues from oil and gas production decreased from $878,708 during the first six months of 1997 to $533,675 in the comparable 1998 period, a decrease of $345,033. The decrease is primarily attributable to a decrease in average oil prices of $6.76 per barrel from $22.19 per barrel during the first six months of 1997 to $15.43 per barrel during the first six months of 1998. Additionally, average gas prices decreased $0.55 per mcf, from $1.90 per mcf during the first six months of 1997 to $1.35 per mcf during the first six months of 1998. As a result of the collapse of oil prices, the Company has temporarily shut-in certain high cost, marginally producing wells in New Mexico, resulting in a 18% decrease in the Company's total production volumes compared to the same period in 1997.

      Other revenues were $14,391 for the first six months of 1998 compared to $13,222 for the comparable period in 1997.

COSTS AND EXPENSES

      Oil and gas production costs decreased by $104,723 from $578,505 for the first six months of 1997 to $473,782 for the same period in 1998. Such decrease is primarily due to production costs associated with an above-average number of well workovers on Company-operated properties in its San Juan field in New Mexico in the first six months of 1997. Pit impoundment costs were $46,217, net of operating charges, during the first six months of 1997 compared to $22,681 for the same period in 1998. General and administrative expenses decreased by $28,635 from $165,084 for the first six months of 1997 to $136,449 for the same period in 1998.

      Depreciation, depletion and amortization expenses decreased from $160,906 for the first six months of 1997 to $146,613 for the comparable period of 1998.

      Loss on sale of property and equipment for the first six months of 1997 and 1998 of $7,552 and $995, respectively, reflects the sale of property and field equipment.

      Interest expense decreased by $1,042 from $9,643 for the first six months of 1997 to $8,601 for the same period in 1998 due to a decrease in average outstanding borrowings.

      Other expense during the first six months of 1998 of $19,698 primarily represents a guarantee fee of $25,000 for the Company's bank credit agreement.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the six months ended June 30, 1998 of $260,753 compared to a net loss of $77,567 for the same period of 1997.

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

                                    GOLDEN OIL COMPANY



Date: August 14, 1998               By:   /s/ RALPH T. MCELVENNY, JR.
                                          ---------------------------
                                            Chief Executive Officer

                                    By:   /s/ JEFFREY V. HOUSTON
                                          ---------------------------
                                            Chief  Financial and Accounting
                                          Officer