Form 10-Q
period 1998-09-30
GOLDEN OIL CO /DE/
filed 1999-03-15
CIK 350685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1998
                               -----------------------------------

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

YES [ ]           NO   [X]

      As of November 1, 1998, the Registrant had outstanding 1,624,291 shares of common stock, par value $.01 per share and 22,254 shares of Class B common stock, par value $.01 per share.

                                    1 of 29

                              CONTENTS


                                                                            PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            -   Consolidated Statements of Operations.....................    3

            -   Consolidated Balance Sheets...............................    5

            -   Consolidated Statements of Cash Flows.....................    7

            -   Notes to Consolidated Financial Statements................    9

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   17

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................   28


                                    2 of 29

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------       -----------
Revenues:

   Oil and gas production ..................      $   204,013       $   383,254

   Other ...................................            5,659             6,488
                                                  -----------       -----------

      Total revenues .......................          209,672           389,742
                                                  -----------       -----------

Costs and expenses:
   Production costs ........................          229,886           323,077
   Pit impoundment costs, net ..............             --               4,743
   Impairment loss (Note 2) ................          450,000              --
   Depreciation, depletion and
     amortization ..........................           73,955            79,020

   General and administrative ..............           70,950            65,506
                                                  -----------       -----------

      Total costs and expenses .............          824,791           472,346
                                                  -----------       -----------

                                                     (615,119)          (82,604)
Gain (loss) on sale of property,
   equipment and other assets ..............             --              30,000
Interest expense, net ......................           (6,070)           (5,841)

Other income (expense) .....................            2,618              (610)
                                                  -----------       -----------


Net earnings (loss) ........................      $  (618,571)      $   (59,055)
                                                  ===========       ===========


Basic and diluted (loss) per common
   share ...................................      $      (.38)      $      (.04)
                                                  ===========       ===========

Weighted average number of
   common shares and common
   share equivalents outstanding ...........        1,624,291         1,430,812
                                                  ===========       ===========


               See Notes to Consolidated Financial Statements.

                                    3 of 29

                               GOLDEN OIL COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------       -----------
Revenues:

   Oil and gas production ..................      $   737,688       $ 1,221,417

   Other ...................................           20,050            19,710
                                                  -----------       -----------

      Total revenues .......................          757,738         1,241,127
                                                  -----------       -----------

Costs and expenses:
   Production costs ........................          703,668           848,899
   Pit impoundment costs, net ..............           22,681            77,509
   Impairment loss (Note 2) ................          450,000              --
   Depreciation, depletion and
     amortization ..........................          220,568           239,926

   General and administrative ..............          207,399           230,590
                                                  -----------       -----------

      Total costs and expenses .............        1,604,316         1,396,924
                                                  -----------       -----------

                                                     (846,578)         (155,797)
Gain (loss) on sale of property,
   equipment and other assets ..............             (995)           22,448
Interest expense, net ......................          (14,671)          (15,484)

Other income (expense) .....................          (17,080)           (2,200)
                                                  -----------       -----------


Net earnings (loss) ........................      $  (879,324)      $  (151,033)
                                                  ===========       ===========


Basic and diluted (loss) per common
   share ...................................      $      (.56)      $      (.11)
                                                  ===========       ===========

Weighted average number of
   common shares and common
   share equivalents outstanding ...........        1,562,020         1,426,489
                                                  ===========       ===========


               See Notes to Consolidated Financial Statements.

                                    4 of 29

                               GOLDEN OIL COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1998             1997
                                                   -----------      -----------
          ASSETS

Current assets:

    Cash and cash equivalents ................     $    58,980      $   178,481
    Accounts receivable, net .................         416,208          402,512
    Prepaid expenses and other ...............          37,220           39,409
                                                   -----------      -----------


         Total current assets ................         512,408          620,402
                                                   -----------      -----------

Property and equipment, at cost:
    Oil and gas properties
    (using the successful efforts
     method of accounting)
         Producing properties ................       5,903,032        5,867,128
         Non-producing properties ............         105,000          105,000
                                                   -----------      -----------

         Total oil and gas properties ........       6,008,032        5,972,128
                                                   -----------      -----------

Pipeline, field and other well
    equipment ................................         241,393          225,274

Other property and equipment .................         341,588          413,981
                                                   -----------      -----------
                                                     6,591,013        6,611,383

Less accumulated depreciation,
    depletion and amortization ...............      (4,344,350)      (3,757,030)
                                                   -----------      -----------


    Net property and equipment ...............       2,246,663        2,854,353
                                                   -----------      -----------

Investments, real estate .....................         199,129          192,229

Other assets .................................           1,481            1,481
                                                   -----------      -----------


                                                   $ 2,959,681      $ 3,668,465
                                                   ===========      ===========


                                   (Continued)
                 See Notes to Consolidated Financial Statements.

                                    5 of 29

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1998             1997
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable and
    current portion of long-term
    debt .......................................   $     77,779    $    114,969
   Accounts payable ............................      1,314,595       1,201,629
   Accrued expenses ............................        291,421         290,362
                                                   ------------    ------------

        Total current liabilities ..............      1,683,795       1,606,960
                                                   ------------    ------------

Long-term debt .................................        147,118          24,091
Other liabilities ..............................        113,959         168,281

Commitments and contingencies
(See Notes 4 and 5) ............................           --              --

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 10,000,000 shares, none
    issued .....................................           --              --
  Common stock, par value $.01;
    authorized 15,000,000 shares;
    issued and outstanding; 1,624,291
    shares at September 30, 1998
    and 1,524,291 at December 31,
    1997........................................         16,243          15,243
  Class B common stock, par value $.01
    (convertible share-for-share into
    common stock); authorized 3,500,000 shares;
    issued and outstanding 22,254 shares at
    September 30, 1998 and December 31,
    1997 .......................................            223             223
  Additional paid-in capital ...................     13,907,479      13,883,479
  Accumulated deficit ..........................    (12,909,136)    (12,029,812)
                                                   ------------    ------------

        Total stockholders'
         equity ................................      1,014,809       1,869,133
                                                   ------------    ------------


                                                   $  2,959,681    $  3,668,465
                                                   ============    ============


               See Notes to Consolidated Financial Statements.

                                    6 of 29

                               GOLDEN OIL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------
Cash flows from operating activities:

   Net earnings (loss) .........................      $(879,324)      $(151,033)
   Adjustments to reconcile net
      income to net cash
      provided by operating activities:
   Depreciation, depletion
      and amortization .........................        220,568         239,926
   Impairment loss .............................        450,000            --
   Equity in net (income) loss
      of investment in commercial
      realty ...................................         (6,900)          3,788
   Loss on sale of property
      and equipment ............................            995           7,552
   Gain on sale of producing
      properties ...............................           --           (30,000)
   Guarantee fee ...............................         25,000            --
   Changes in components of working
      capital:
      (Increase) decrease in
         accounts receivable, net ..............        (13,696)        (27,995)
      (Increase) decrease in
         prepaid expenses and other ............          2,189         (16,839)
      Increase (decrease) in
         accounts payable ......................        112,966        (181,753)
      Increase (decrease) in
         accrued expenses ......................          1,059          74,558
      Increase (decrease) in
         other liabilities .....................        (54,322)        100,850
                                                      ---------       ---------

Net cash provided by (used
      in) operating activities .................      $(141,465)      $  19,054
                                                      =========       =========


                                   (Continued)
                 See Notes to Consolidated Financial Statements.

                                    7 of 29

                               GOLDEN OIL COMPANY

                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         1998             1997
                                                      ---------       ---------
Cash flows from investing activities:
   Proceeds from sale of
     property and equipment ....................       $  1,174       $   2,662
   Proceeds from sale of
     producing properties ......................           --            30,000
   Additions of oil and gas
     properties ................................        (35,904)        (86,809)
   Additions of other property
     and equipment .............................        (29,143)         (6,527)

   Decrease in short-term
     investments ...............................           --            25,000
                                                      ---------       ---------
Net cash used in investing
    activities .................................      $ (63,873)      $ (35,674)
                                                      ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of
      long-term debt ...........................        250,000          64,566

      Payment of debt ..........................       (164,163)        (98,741)

    Proceeds from the exercise
      of stock warrants ........................           --            20,000
                                                      ---------       ---------
Net cash provided by (used in)
   financing activities ........................      $  85,837       $ (14,175)
                                                      ---------       ---------

Net increase  (decrease) in cash
   and cash equivalents ........................       (119,501)        (30,795)

Cash and cash equivalents at
   beginning of period .........................        178,481         165,209
                                                      ---------       ---------
Cash and cash equivalents at
   end of period ...............................      $  58,980       $ 134,414
                                                      =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid for interest expense was $13,941 and $15,735 for the nine months ended September 30, 1998 and 1997, respectively. No cash was paid for federal income taxes during the same corresponding periods.


                See Notes to Consolidated Financial Statements

                                    8 of 29

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

            ACCOUNTS RECEIVABLE. Amounts shown as accounts receivable are net of $113,718 at September 30, 1998 and December 31, 1997 to reflect estimated provisions for doubtful collection of certain non-recourse obligations primarily in connection with certain working interest participants of Company subsidiaries. Accounts receivable reflect net amounts due from affiliates of $27,338 at September 30, 1998 and $17,583 at December 31, 1997.

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

                                    9 of 29

(2) IMPAIRMENT OF LONG-LIVED ASSETS. On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Prior to the third quarter of 1998 the adoption of this standard had no effect on the Company's financial position, results of operations or cash flows. However, based on the continuing and substantial declines in oil prices that have occurred industry-wide for the past several months and the Company's estimate of future prices it can anticipate for its production over the next twelve months, the Company has recorded a noncash charge to operations of $450,000 to reflect management's estimate of future recoverable oil and gas reserves of its San Juan Basin properties. The San Juan Basin, New Mexico properties comprise a group of the Company's principal assets. This impairment is the result of an industry-wide collapse in oil prices which the Company believes could be sustained indefinitely. The Company's San Juan Basin properties are in the latter stages of economic production and have limited future development potential at current prices. Currently, operations of over one-half of the Company's San Juan Basin properties have been temporarily suspended pending an increase in prices. Unless a substantial increase in prices occurs the Company anticipates additional curtailments of production. Reference is made to Footnote 8 - Impact of Industry Oil Prices and Government Regulations.

(3)   CERTAIN FIXED PRICE SALE AGREEMENTS

            In order to plan Company operations and as a measure of protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. Due to prices prevailing at the time of expiration in March 1998 of its existing fixed price oil contracts, the Company did not obtain new fixed price contracts for its oil production. If, as and when oil prices increase from current levels the Company anticipates that it may enter new fixed price oil contracts. In March 1998, the Company entered into a fixed price contract for approximately 60% of its monthly gas production in the San Juan Basin in New Mexico. Such contract extended through October 31, 1998 at an average price of approximately $1.99 per Mmbtu. The Company believes its fixed price arrangements have been entered with financially capable purchasers and does not anticipate nonperformance by counterparties to such transactions.

(4)   DEVELOPMENT OF SOUTH DOG CREEK FIELD

            In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek field in Osage County, Oklahoma. Such agreement aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a

                                    10 of 29
      water injection permit with the Environmental Protection Agency ("EPA") and, during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. Under the program certain marginal producing wells were converted to water injectors and producing wells and well equipment were reworked to increase the wells' fluid volume capacity. To date, the expenditures on the waterflood project on this lease are approximately $328,000 through September 1998, exclusive of operating fees charged by the Company, of which the Company's share was approximately $243,000. The Company funded its share of costs through internally generated cash flows with the balance paid by outside working interest owners who elected to join the project.

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


                                    11 of 29

            Due to overall oil operations being substantially uneconomic at current oil prices, and to other variables discussed above, the Company is not able to assure a schedule of ongoing development, nor to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the actual and projected overall costs of the waterflood project. Subject to the foregoing, the Company is using a working projection for its share of overall project costs of $750,000, inclusive of $328,000 of costs already incurred, and is projecting total 1998 capital expenditures of $20,000 for this project. At prevailing prices, capital expenditures for ongoing development have been significantly reduced although water injection is continuing. Further development is subject to possible increases in oil and gas prices and to the availability of development funds on economically feasible terms.

 (5)  ENVIRONMENTAL MATTERS

            In recent years the Bureau of Land Management ("BLM") of the U.S. Department of the Interior has implemented extensive national regulations for the handling and maintenance of produced water from well sites on all federal lands. The stated objective of the regulations is to provide guidance for closure of unlined surface impoundments in a manner that assures protection of fresh waters, public health and the environment. Such regulations require oil and gas companies to eliminate the use of unlined surface impoundments in the operation of wells and to remediate and replace them with lined and enclosed surface pits. Such federal government regulations provide for implementation on a region-by-region basis.

            In January 1997, the regions designated by the federal government were expanded to include 80 wells in the Company's field of operations on lands of the Jicarilla Apache Nation in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary was required to develop a plan for remediation and improvement for every well site. In May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the remediation and improvement plan ("Plan"). The Plan provided for the remediation and enclosure of surface pits at all well sites in accordance with Ordinance 95-0-308-03. Surface pits on 62 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 18 well sites. Costs for the project, including the interests of the Company and third parties, vary substantially by well site but have ranged between $2,000 to $10,000 per site, and are approximately $270,000 in total to date.

            Remediation on all 80 well sites operated by the Company in New Mexico was required to be completed by December 31, 1998. Numerous oil and gas

                                    12 of 29
      producers in the region, including the Company, sought extensions of such date. Total costs are subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil which may be required to be removed per site. The Plan allows relatively broad soil disposal options; however, it is possible that even more costly soil disposal alternatives may be deemed necessary or may be mandated by the regulatory agencies governing the remediation and impoundment programs.

            Based upon information available at this time, the Company has estimated the total cost to complete the entire remediation and pit impoundment program in this region to be in the range of approximately $450,000 to $500,000. Total costs could vary significantly from such estimate due to numerous variable expense factors as summarized above. In recognition of the above variables the Company charged against income a provision reflecting its preliminary net cost estimate for such work of approximately $106,000 as of December 31, 1997 and an additional amount of $22,681 as of September 30, 1998. The adequacy of such provision is reviewed periodically and may be adjusted as actual costs are incurred.

            Primarily as a result of negative cash flow generated currently by oil production operations and other materially negative factors summarized above, it is uncertain to what extent the costs to complete the federal government's mandated pit impoundment program may be met through internally generated cash flow. Further, the Company may be unable to fully recover third-party working interests' portion of pit impoundment costs on uneconomic wells in the normal course of business. In the event that the Company can not meet such obligations from internally generated funds, the Company would be required to look to asset sales; additional borrowings if possible; or to third party arrangements. Reference is made to Footnote 8 - Impact of Industry Oil Prices and Government Regulations.

(6)   INDEBTEDNESS

            In April 1996 the Company entered into a credit agreement with a commercial bank in Albuquerque, New Mexico under which the Company rescheduled payments of existing borrowings which had fallen due for repayment in full, and to increase its available credit from $150,000 to $400,000. The loan agreement extended the maturity schedule of the Company's debt to four years, subject to certain conditions, and provided monthly payments totaling approximately $10,400 monthly through April 2000. As a condition to the new credit agreement, the lending bank required the entire credit facility to be independently, personally guaranteed by a person having financial capability acceptable to it, particularly a member of the ongoing management of the Company. An officer of the Company agreed to provide such unconditional

                                    13 of 29
      personal guarantee for which the officer would receive fair compensation. After having received delivery of the written opinion from an independent investment banking advisor that such transaction was fair, from a financial point of view, to the Company and its stockholders, the Board of Directors approved the new credit agreement and the delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 at an exercise price of $.20 per share. During 1997 the guarantor exercised rights to purchase 100,000 such shares. No rights have been exercised during 1998 to date.

            During the second quarter of 1998 oil prices declined precipitously, and have since reached extreme lows. As a result, the Company's oil production operations thereupon became uneconomic and failed to generate cash flow to pay costs including the U.S. government mandated pit remediation program; monthly principal and interest charges under the bank agreement; or costs of the Company's waterflood injection program at its Osage County, Oklahoma field. In order to fund its obligations, the Company obtained a new credit agreement under which the Company increased its borrowings by approximately $150,000; extended its loan maturity to July 1, 2001; and reduced monthly payment requirements to $8,200. The new credit arrangement bears interest at 1% over the lending bank's prime lending rate, adjusted periodically, an initial interest rate of 10.5% per annum. Proceeds from the new financing have been applied primarily to fund operating cash requirements; to continue the government mandated pit impoundment program; and to maintain the ongoing waterflood project as above.

            In order to obtain such financing the Company was required by the lending bank to provide an unconditional personal guarantee, having substance acceptable to the bank, of repayment in full of all principal, interest and related costs provided under the new agreement. At this time the Company's management and the bank were concerned about factors including the Company's lack of liquidity; the working capital deficit exceeding one million dollars; and the rapid and severe declines in oil prices, which drove current oil production operations into a negative cash flow position. As a result of its financial postion, the Company was not able to pay a cash fee to the personal guarantor of the proposed financing. Instead, the Company agreed, subject to final approval of the guarantee and performance by the bank lender, to pay the financing fee by delivering to the guarantor 100,000 unregistered shares of its common stock, and warrants to purchase 250,000 unregistered shares of the Company's common stock, exerciseable in whole or in part through June 30, 2008 at an exercise price of $.15 per share. On June 19, 1998 the Board of Directors ratified the execution by the Company of the bank credit agreement and approved the payment and delivery to the guarantor of such compensation. Prior to approving the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness to the

                                    14 of 29

      Company and its stockholders, from a financial point of view, of the terms proposed for payment for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors as above, the Board considered the written opinion delivered to it by the independent investment banking advisor that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders. The credit agreement and guarantee fee were thereupon approved by the Board of Directors. Subsequent to the close of the second quarter, 100,000 such shares were delivered to the guarantor.

(7)   DIVERSIFICATION OUTSIDE OF THE ENERGY SECTOR

            During late 1993 and 1994, the Company diversified outside of the energy sector through the purchase of a limited partnership interest in a partnership ("Partnership") which owns the office building in Houston, Texas in which the Company maintains its principal offices. While such diversification appears to offer more attractive long-term opportunities than are offered by the small oil and gas sector, the Company's ability to arrange financing to enter any material transaction is subject to a number of other factors and constraints, certain of which are difficult to predict or are beyond management's control. Such factors include the degree of the Company's future success in the waterflood development of its proved undeveloped reserves; the future performance of oil and gas prices, respectively; the extent of internal cash flow from operations; and the availability of financing to support current or prospective business operations of the Company. Reference is made to Footnote 8 - Impact of Industry Oil Prices and Government Regulations.

            The Partnership has recently advised that the general partner is recommending the sale of such office building. However, if such a sale can be achieved management does not anticipate it to occur in the near future.

(8)   IMPACT OF INDUSTRY OIL PRICES AND GOVERNMENT REGULATIONS

            The Company's operations and liquidity position have been materially adversely affected by changes in the oil and gas industry including increased price volatility; repeated periods of sharply lower, sometimes uneconomic prices; and increased regulatory costs such as the BLM's required remediation project in the San Juan Basin. In the third and fourth quarters the Company implemented certain overhead and operating cost reductions to reduce the impact of the above factors; however, at prices currently prevailing for both oil and gas, the Company continues to incur cash losses from operations monthly. Unless oil and gas prices


                                    15 of 29
      improve significantly, the Company will not be able to generate positive cash flow from operations to meet its obligations as they come due.

            To fund its anticipated cash losses and to improve its liquidity, the Company is seeking to dispose of its limited partnership interest in the office building in Houston, Texas; however, if such a sale can be achieved management does not anticipate it to occur in the near future. Meanwhile, the Company may seek to obtain funds through revised arrangements with its lenders, new financings, sales of assets other than its limited partnership interests in the office building or other means that may be available to the Company. If oil prices do not recover substantially in the near term; or pit impoundment costs exceed current estimates; or the Company is unable to obtain reimbursement of third-party working interests' share of pit impoundment costs; or the Company is unsuccessful in obtaining other funds to cover its anticipated cash losses and meet its obligations as they come due, the Company may not be able to continue as a going concern. If the foregoing circumstances develop adversely, the Company could be required to seek protection under the bankruptcy statutes. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of these uncertainties. Should prices recover in the near term or if the Company is successful in obtaining additional funds, it may still seek to dispose of its interests in some or all of its oil and gas properties so as to reposition assets and its business focus outside oil and gas production operations and development. Further, the Company will require additional financing or internal cash generation in order to continue its program to develop proved undeveloped reserves by waterflood injection, or to continue to diversify.


                 Notes to Consolidated Financial Statements.

                                    16 of 29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      DIVERSIFICATION. The Company is a somewhat diversified business whose current scope of operations includes oil and gas operation and development and real estate investment, but with increasing emphasis on diversification into other sectors. Over the last several years the Company has continued to develop its properties and has expanded through corporate transactions, primarily asset purchases and mergers, including the purchase of an interest in a commercial real estate venture. Management places strong emphasis on further diversification. Subject to a number of factors including future prices of oil and gas production and properties; the success of its ongoing secondary recovery projects; the availability of financing; and opportunities for diversification, the Company plans to diversify from the independent oil and gas sector.

      FUNDING. The Company's operations during 1997, and to date during 1998, have been funded primarily through borrowings under credit facilities, internally generated funds from operating activities, and from working capital. Material adverse changes in the oil and gas industry including increased price volatility; repeated periods of sharply lower and uneconomic prices; and increased regulatory costs such as the BLM's required remediation project in the San Juan Basin have adversely affected the Company's operations and its liquidity. The Company has implemented certain overhead and operating cost reduction programs aimed at reducing the impact of the above factors; however, at currently prevailing prices for both oil and gas the Company continues to incur cash losses from operations monthly. Unless oil and gas prices improve significantly, the Company will not be able to generate positive cash flow from operations to meet its obligations as they come due.

      To fund its anticipated cash losses and to improve its liquidity, the Company is seeking to dispose of its limited partnership interest in the office building in Houston, Texas; however, if such a sale can be achieved management does not anticipate it to occur in the near future. Meanwhile, the Company may seek to obtain funds through revised arrangements with its lenders, new financings, sales of assets other than its limited partnership interests in the office building or other means that may be available to the Company. If oil prices do not recover substantially in the near term; or pit impoundment costs exceed current estimates; or the Company is unable to obtain reimbursement of third-party working interests' share of pit impoundment costs; or the Company is unsuccessful in obtaining other funds to cover its anticipated cash losses and meet its obligations as they come due, the Company may not be able to continue as a going concern. If the foregoing circumstances develop adversely, the Company could be required to seek protection under the bankruptcy statutes. The accompanying financial statements have been prepared assuming that the Company will continue as a going

                                    17 of 29
concern and do not include any adjustments that might result from the outcome of these uncertainties. Should prices recover in the near term or if the Company is successful in obtaining additional funds, it may still seek to dispose of its interests in some or all of its oil and gas properties so as to reposition assets and its business focus outside oil and gas production operations and development. Further, the Company will require additional financing or internal cash generation in order to continue its program to develop proved undeveloped reserves by waterflood injection, or to continue to diversify.

      DECLINES IN CASH FLOW. Cash flow used in operating activities was $141,465 for the first nine months of 1998 compared to cash provided by operating activities of $19,054 for the first nine months of 1997. The decrease from the first nine months of 1997 is due primarily to a decrease in production revenues resulting from the industry-wide collapse in oil prices and a significant decline in gas prices in the first nine months of 1998 compared to the prior year period.

      FIXED PRICE CONTRACTS. In order to plan Company operations and as a measure of protection against sudden declines in oil and gas prices, from time to time the Company enters into fixed price sales contracts. Due to prices prevailing at the time of expiration in March 1998 of its existing fixed price oil contracts, the Company did not obtain new fixed price contracts for its oil production. If, as and when oil prices increase from current levels the Company anticipates that it may enter new fixed price oil contracts. In March 1998, the Company entered into a fixed price contract for approximately 60% of its monthly gas production in the San Juan Basin in New Mexico. Such contract extended through October 31, 1998 at an average price of approximately $1.99 per Mmbtu. The Company believes its fixed price arrangements have been entered with financially capable purchasers and does not anticipate nonperformance by counterparties to such transactions.

      WATERFLOOD DEVELOPMENT. In March 1993, an agreement was reached between the Company and Calumet Oil Company, the principal operators in the South Dog Creek field in Osage County, Oklahoma. Such agreement aimed at enhancing and extending the producing life of the field by injection of water into the Mississippian formation in ten wells covering four separate quarter section leases. The operators filed for a water injection permit with the Environmental Protection Agency ("EPA") and, during October 1993, a field-wide water injection permit was granted by the EPA to the Company and another interest holder and operator. During 1995 the Company initiated a limited waterflood injection program on one of its operated leases believed to have demonstrated engineering potential for success. Under the program certain marginal producing wells were converted to water injectors and producing wells and well equipment were reworked to increase the wells' fluid volume capacity. To date, the expenditures on the waterflood project on this lease are approximately $328,000 through September 1998, exclusive of operating fees charged by the Company, of which the Company's share was approximately $243,000. The Company funded its share of costs through internally

                                    18 of 29
generated cash flows with the balance paid by outside working interest owners who elected to join the project.

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

       Due to overall oil operations being substantially uneconomic at current oil prices, and to other variables discussed above, the Company is not able to assure a schedule of ongoing development, nor to provide a definitive estimate of overall projected waterflood costs. As results are received and analyzed, the Company will continue to review the actual and projected overall costs of the waterflood project. Subject to the foregoing, the Company is using a working projection for its share of overall project costs of $750,000, inclusive of $328,000 of costs already incurred, and is projecting total 1998 capital expenditures of $20,000 for this project. At prevailing prices, capital expenditures for ongoing development have been significantly reduced although water injection is continuing. Further development is subject to possible increases in oil and gas prices and to the availability of development funds on economically feasible terms.


                                    19 of 29

      CREDIT AGREEMENTS. In April 1996 the Company entered into a credit agreement with a commercial bank in Albuquerque, New Mexico under which the Company rescheduled payments of existing borrowings which had fallen due for repayment in full, and to increase its available credit from $150,000 to $400,000. The loan agreement extended the maturity schedule of the Company's debt to four years, subject to certain conditions, and provided monthly payments totaling approximately $10,400 monthly through April 2000. As a condition to the new credit agreement, the lending bank required the entire credit facility to be independently, personally guaranteed by a person having financial capability acceptable to it, particularly a member of the ongoing management of the Company. An officer of the Company agreed to provide such unconditional personal guarantee for which the officer would receive fair compensation. After having received delivery of the written opinion from an independent investment banking advisor that such transaction was fair, from a financial point of view, to the Company and its stockholders, the Board of Directors approved the new credit agreement and the delivery to the guarantor of warrants to purchase 250,000 unregistered shares of common stock of the Company through March 2006 at an exercise price of $.20 per share. During 1997 the guarantor exercised rights to purchase 100,000 such shares. No rights have been exercised during 1998 to date.

      During the second quarter of 1998 oil prices declined precipitously, and have since reached extreme lows. As a result, the Company's oil production operations thereupon became uneconomic and failed to generate cash flow to pay costs including the U.S. government mandated pit remediation program; monthly principal and interest charges under the bank agreement; or costs of the Company's waterflood injection program at its Osage County, Oklahoma field. In order to fund its obligations, the Company obtained a new credit agreement under which the Company increased its borrowings by approximately $150,000; extended its loan maturity to July 1, 2001; and reduced monthly payment requirements to $8,200. The new credit arrangement bears interest at 1% over the lending bank's prime lending rate, adjusted periodically, an initial interest rate of 10.5% per annum. Proceeds from the new financing have been applied primarily to fund operating cash requirements; to continue the government mandated pit impoundment program; and to maintain the ongoing waterflood project as above.

      In order to obtain such financing the Company was required by the lending bank to provide an unconditional personal guarantee, having substance acceptable to the bank, of repayment in full of all principal, interest and related costs provided under the new agreement. At this time the Company's management and the bank were concerned about factors including the Company's lack of liquidity; the working capital deficit exceeding one million dollars; and the rapid and severe declines in oil prices, which drove current oil production operations into a negative cash flow position. As a result of its financial postion, the Company was not able to pay a cash fee to the personal guarantor of the proposed financing. Instead, the Company agreed, subject to final approval of the guarantee and performance by the bank lender, to pay the financing fee by delivering to

                                    20 of 29
the guarantor 100,000 unregistered shares of its common stock, and warrants to purchase 250,000 unregistered shares of the Company's common stock, exerciseable in whole or in part through June 30, 2008 at an exercise price of $.15 per share. On June 19, 1998 the Board of Directors ratified the execution by the Company of the bank credit agreement and approved the payment and delivery to the guarantor of such compensation. Prior to approving the agreement to obtain additional bank credit and the related guarantee arrangements, the Board of Directors retained an independent investment banking firm to advise concerning the fairness to the Company and its stockholders, from a financial point of view, of the terms proposed for payment for such guarantee. In the regular course of its business, such investment banking firm renders advice and opinions regarding mergers, acquisitions, financing arrangements, and cash and share transactions for small capitalization natural resource companies. At the meeting of the Board of Directors as above, the Board considered the written opinion delivered to it by the independent investment banking advisor that the proposed transaction was fair, from a financial point of view, to the Company and its stockholders. The credit agreement and guarantee fee were thereupon approved by the Board of Directors. Subsequent to the close of the second quarter, 100,000 such shares were delivered to the guarantor.

      In recent years the Bureau of Land Management ("BLM") of the U.S. Department of the Interior has implemented extensive national regulations for the handling and maintenance of produced water from well sites on all federal lands. The stated objective of the regulations is to provide guidance for closure of unlined surface impoundments in a manner that assures protection of fresh waters, public health and the environment. Such regulations require oil and gas companies to eliminate the use of unlined surface impoundments in the operation of wells and to remediate and replace them with lined and enclosed surface pits. Such federal government regulations provide for implementation on a region-by-region basis.

      In January 1997, the regions designated by the federal government were expanded to include 80 wells in the Company's field of operations on lands of the Jicarilla Apache Nation in New Mexico. Pursuant to the Company's operating permit from the Jicarilla Apache Indian Nation, the Company's operating subsidiary was required to develop a plan for remediation and improvement for every well site. In May 1997 the BLM and the Jicarilla Environmental Protection Office ("EPO") approved the remediation and improvement plan ("Plan"). The Plan provided for the remediation and enclosure of surface pits at all well sites in accordance with Ordinance 95-0-308-03. Surface pits on 62 well sites have been enclosed and soil remediation is complete in accordance with BLM and EPO regulations. Work is ongoing for an additional 18 well sites. Costs for the project, including the interests of the Company and third parties, vary substantially by well site but have ranged between $2,000 to $10,000 per site, and are approximately $270,000 in total to date.

                                    21 of 29

       Remediation on all 80 well sites operated by the Company in New Mexico was required to be completed by December 1998. Numerous oil and gas producers in the region, including the Company, sought extensions of such date. Total costs are subject to a number of variable expense factors including, among others, the cost and manner of disposal of removed soil and the amounts of soil which may be required to be removed per site. The Plan allows relatively broad soil disposal options; however, it is possible that even more costly soil disposal alternatives may be deemed necessary or may be mandated by the regulatory agencies governing the remediation and impoundment programs.

       Based upon information available at this time, the Company has estimated the total cost to complete the entire remediation and pit impoundment program in this region to be in the range of approximately $450,000 to $500,000. Total costs could vary significantly from such estimate due to numerous variable expense factors as summarized above. In recognition of the above variables the Company charged against income a provision reflecting its preliminary net cost estimate for such work of approximately $106,000 as of December 31, 1997 and an additional amount of $22,681 as of September 30, 1998. The adequacy of such provision is reviewed periodically and may be adjusted as actual costs are incurred.

      Primarily as a result of negative cash flow generated currently by oil production operations and other materially negative factors summarized above, it is uncertain to what extent the costs to complete the federal government's mandated pit impoundment program may be met through internally generated cash flow. Further, the Company may be unable to fully recover third-party working interests' portion of pit impoundment costs on uneconomic wells in the normal course of business. In the event that the Company can not meet such obligations from internally generated funds, the Company would be required to look to asset sales; additional borrowings, if possible; or to third party arrangements. Reference is made to Footnote 8 - Impact of Industry Oil Prices and Government Regulations.

      At September 30, 1998, the Company had a working capital deficit of $1,171,387 compared to a working capital deficit of $986,558 at December 31, 1997, and a current ratio of .30 to 1.00 as of September 30, 1998 compared to a current ratio of .39 to 1.00 as of December 31, 1997. The increase in the working capital deficit at September 30, 1998 primarily reflects reduced short-term debt resulting from refinancing the short-term debt then outstanding offset by an increase in vendor payables resulting from a decrease in production revenues due to the industry-wide collapse in oil prices and a significant decline in gas prices in the first nine months of 1998.

      On January 1, 1996 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." Prior to the third quarter of 1998 the adoption

                                    22 of 29
of this standard had no effect on the Company's financial position, results of operations or cash flows. However, based on the continuing and substantial declines in oil prices that have occurred industry-wide for the past several months and the Company's estimate of future prices it can anticipate for its production over the next twelve months, the Company has recorded a noncash charge to operations for $450,000 to reflect management's estimate of future recoverable oil and gas reserves of its San Juan Basin properties which comprise a group of the Company's principal assets. This impairment is the result of an industry-wide collapse in oil prices which the Company believes could be sustained through the majority of 1999. Further, the Company's San Juan Basin properties are in the latter stages of economic production and have limited future development potential at current prices. Currently, operations of over one-half of the Company's San Juan Basin properties have been temporarily suspended pending an increase in prices. The Company anticipates additional curtailments of production unless a substantial increase in prices occurs. Reference is made to Footnote 8 - Impact of Industry Oil Prices and Government Regulations.

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



                                    23 of 29

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

      Revenues from oil and gas production decreased from $383,254 during the third quarter of 1997 to $204,013 in the comparable 1998 quarter, a decrease of $179,241. The decrease is primarily attributable to a decrease in average oil prices of $7.76 per barrel from $20.20 per barrel during the third quarter of 1997 to $12.44 per barrel during the third quarter of 1998. Fourth quarter oil prices may be as low or lower than average prices obtained during the third quarter. Additionally, average gas prices decreased $0.49 per mcf from $1.74 per mcf during the third quarter of 1997 to $1.25 per mcf during the third quarter of 1998.

      Other revenues were $5,659 for the third quarter of 1998 compared to $6,488 for the comparable period in 1997.

COSTS AND EXPENSES

      Oil and gas production costs decreased by $93,191 from $323,077 for the third quarter of 1997 to $229,886 for the same period in 1998. Such decrease is due primarily to reduced production costs for well workovers during 1998 compared to the workover costs in the San Juan field in New Mexico during the third quarter of 1997. Pit impoundment costs were $4,743, net of operating charges, during the third quarter of 1997. General and administrative expenses increased by $5,444 from $65,506 for the third quarter of 1997 to $70,950 for the same period in 1998.

      Impairment loss reflects a noncash reduction of $450,000 in the carrying value of the Company's San Juan Basin, New Mexico properties to reflect management's estimate based on currently prevailing prices, and in accordance with SFAS No. 121 (Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of), of future recoverable oil and gas reserves of its San Juan Basin properties. Depreciation, depletion and amortization expenses decreased from $79,020 for the third quarter of 1997 to $73,955 for the comparable period of 1998.

      Gain on sale of property and equipment during the third quarter of 1997 of $30,000 reflects the sale of certain non-strategic wells.

      Interest expense increased by $229 from $5,841 for the third quarter of 1997 to $6,070 for the same period in 1998 reflecting increased average borrowings outstanding.

                                    24 of 29

      Primarily reflecting the factors discussed above, the Company reported a net loss for the three months ended September 30, 1998 of $618,571 compared to a net loss of $59,055 for the same period of 1997.








                                    25 of 29

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES

      Revenues from oil and gas production decreased from $1,221,417 during the first nine months of 1997 to $737,688 in the comparable 1998 period, a decrease of $483,729. The decrease is primarily attributable to a decrease in average oil prices of $7.04 per barrel from $21.57 per barrel during the first nine months of 1997 to $14.53 per barrel during the first nine months of 1998. Additionally, average gas prices decreased $0.54 per mcf, from $1.86 per mcf during the first nine months of 1997 to $1.32 per mcf during the first nine months of 1998. As a result of the collapse of oil prices, the Company has temporarily shut-in certain high cost, marginally producing wells in New Mexico, resulting in a 8% decrease in the Company's total production volumes compared to the same period in 1997.

      Other revenues were $20,050 for the first nine months of 1998 compared to $19,710 for the comparable period in 1997.

COSTS AND EXPENSES

      Oil and gas production costs decreased by $145,231 from $848,899 for the first nine months of 1997 to $703,668 for the same period in 1998. Such decrease is primarily due to production costs associated with an above-average number of well workovers on Company-operated properties in its San Juan field in New Mexico in the first nine months of 1997. Pit impoundment costs were $77,509, net of operating charges, during the first nine months of 1997 compared to $22,681 for the same period in 1998. General and administrative expenses decreased by $23,191 from $230,590 for the first nine months of 1997 to $207,399 for the same period in 1998.

      Impairment loss reflects a noncash reduction of $450,000 in the carrying value of the Company's San Juan Basin, New Mexico properties to reflect management's estimate based on currently prevailing prices, and in accordance with SFAS No. 121 (Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of), of future recoverable oil and gas reserves of its San Juan Basin properties. Depreciation, depletion and amortization expenses decreased from $239,926 for the first nine months of 1997 to $220,568 for the comparable period of 1998.

      Gain on sale of property and equipment for the first nine months of 1997 of $22,448 reflects the sale of certain non-strategic wells. Loss on sale of property and

                                    26 of 29
equipment for the first nine months of 1998 of $995 reflects the sale of property and field equipment.

      Interest expense decreased by $813 from $15,484 for the first nine months of 1997 to $14,671 for the same period in 1998 due to a decrease in average outstanding borrowings.

      Other expense during the first nine months of 1998 of $17,080 primarily represents a guarantee fee of $25,000 for the Company's bank credit agreement.

      Primarily reflecting the factors discussed above, the Company reported a net loss for the nine months ended September 30, 1998 of $879,324 compared to a net loss of $151,033 for the same period of 1997.










                                    27 of 29

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K  (MATERIAL EVENT).

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K

                  None.





                                    28 of 29

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GOLDEN OIL COMPANY



Date: November 16, 1998             By:   /s/ RALPH T. MCELVENNY, JR.
                                          ---------------------------
                                               Chief Executive Officer

                                    By:   /s/ JEFFREY V. HOUSTON
                                          ---------------------------
                                               Chief  Financial and Accounting
                                               Officer





                                    29 of 29